Form 10QSB
period 2006-11-30
LIONS GATE LIGHTING CORP.
filed 2007-02-28
CIK 1368765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-52401

LIONS GATE LIGHTING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200- 375 Water Street, Vancouver, BC, Canada V6B-5C6
(Address of principal executive offices)

604.678.6880
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  8,000,000 common shares issued and outstanding as of February 8, 2007

Transitional Small Business Disclosure Format (Check one):  Yes [    ]    No ☒

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

3

LIONS GATE LIGHTING INC. AND SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited)

LIONS GATE LIGHTING INC. AND SUBSIDIARY

INTERIM CONSOLIDATED BALANCE SHEET

November 30, 2006

(Stated in US Dollars)

(Unaudited)

November 30,
2006

ASSETS
Current
Cash	$ 1,906
Accounts receivable, net of allowance for doubtful accounts of $6,055	7,944
Inventory	2,146

Total current assets	11,996

Website, net of amortization – Note 3	1,581

$ 13,577

LIABILITIES

Current
Accounts payable	$ 10,146
Due to related parties – Note 4	23,671

Total current liabilities	33,817

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
8,000,000 common shares	8,000
Additional paid-in capital	45,000
Comprehensive income	3,752
Deficit	(76,992)

Total stockholders’ equity (deficiency)	(20,240)

$ 13,577

Nature and Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING INC. AND SUBSIDIARY

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

for the three months ended November 30, 2006 and 2005,

for the nine months ended November 30, 2006

and the period May 2, 2005 (Date of Inception) to November 30, 2005

(Stated in US Dollars)

(Unaudited)

				May 2, 2005
			Nine months	(Date of
	Three months ended		ended	Inception) to
	November 30,		November 30,	November 30,
	2006	2005	2006	2005

Revenue	$ 2,160	$ 12,361	$ 9,682	$ 12,361

Cost of sales	1,779	10,255	9,551	10,255

Gross margin	381	2,106	131	2,106

Operating expenses	12,682	13,828	41,590	27,585

Loss from operations	(12,301)	(11,722)	(41,459)	(25,479)

Other:
Foreign currency translation adjustment	(4,583)	2,070	273	2,932

Net comprehensive loss for the period	$ (16,884)	$ (9,652)	$ (41,186)	$ (22,547)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	8,000,000	8,000,000	8,000,000	3,867,300

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING INC. AND SUBSIDIARY

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

for the nine months ended November 30, 2006 and

for the period May 2, 2005 (Date of Inception) to November 30, 2005

(Stated in US Dollars)

(Unaudited)

		May 2, 2005
	Nine months	(Date of
	ended	Inception) to
	November 30,	November 30,
	2006	2005

Operating Activities
Net loss for the period	$ (41,459)	$ (25,479)
Add items not involving cash:
Depreciation	2,343	2,290
Bad debt expense	6,055	-
Changes in operating working capital items:
Accounts receivable	(6,548)	(5,045)
Inventory	6,338	(6,366)
Accounts payable	(1,517)	7,519

	(34,788)	(27,081)

Investing Activity
Website development	-	(6,519)

Financing Activities
Increase in due to related parties	16,010	1,282
Issuance of common shares for cash	-	53,000

	16,010	54,282

Effect of foreign exchange on cash	273	2,932

Increase (decrease) in cash during the period	(18,505)	23,614

Cash, beginning of the period	20,411	-

Cash, end of the period	$ 1,906	$ 23,614

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING INC. AND SUBSIDIARY

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the period May 2, 2005 (Date of Inception) to November 30, 2006

(Stated in US Dollars)

(Unaudited)

	Common Stock
			Additional
			Paid-in	Comprehensive
	Shares	Par Value	Capital	Income	Deficit	Total

Capital stock issued for cash:
May 2, 2005 - at $0.001	3,000,000	$ 3,000	$ -	$ -	$ -	$ 3,000
May 15 to July 15, 2005 - at $0.01	5,000,000	5,000	45,000	-	-	50,000
Foreign currency translation adjustment	-	-	-	3,479	-	3,479
Net loss for the period	-	-	-	-	(35,533)	(35,533)

Balance, February 28, 2006	8,000,000	8,000	45,000	3,479	(35,533)	20,946
Foreign currency translation adjustment	-	-	-	273	-	273
Net loss for the period	-	-	-	-	(41,459)	(41,459)

Balance, November 30, 2006	8,000,000	$ 8,000	$ 45,000	$ 3,752	$ (76,992)	$ (20,240)

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

(Stated in US Dollars)

(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s February 28, 2006 financial statements.

The results of operations for the period ended November 30, 2006 are not necessarily indicative of the results that can be expected for the year ended February 28, 2007.

Note 2	Nature and Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $76,992 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Website

November 30, 2006
		Accumulated	Net
	Cost	Depreciation	Book Value

Website	$ 6,277	$ 4,696	$ 1,581

Note 4	Related Party Transactions

During the nine months ended November 30, 2006:

-   the Company was charged consulting fees totalling $6,717 by directors of the Company.

-   the Company received loans from directors totalling $16,010. These loans do not bear interest and have no fixed terms of repayment.

Note 5	Commitment

Pursuant to a distributor agreement dated May 27, 2005, the Company acquired the non-exclusive right to market, sell and distribute in North and South America the full product line of Sunway Lighting Technology Co. Ltd. (“Sunway”). The Company has agreed to purchase 10,000 inventory units within two years of the date of the agreement or it forfeits all rights in the agreement. In addition, the agreement requires the Company to order and maintain stock levels that are necessary to support distribution efforts, as determined by Sunway, after the 10,000 unit minimum purchase requirement has been met. The Company does not anticipate that it will be able to satisfy the minimum purchase requirement and is currently negotiating an extension or amendment to this distribution agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report and in our consolidated unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated unaudited financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us”, “our”, “the company” and “Lions Gate Lighting” mean Lions Gate Lighting Corp., the term “LG Lighting” means LG Lighting Corp. and the term “Sunway Lighting” means Sunway Lighting Technology Co., Ltd.

Corporate History

We were incorporated on May 2, 2005, in the State of Nevada. LG Lighting is our wholly-owned subsidiary which we incorporated as a British Columbia company on May 11, 2005. The results of operations of LG Lighting have been consolidated with the results of operations of our company. Following incorporation, we commenced the business of marketing lighting products and accessories throughout our target markets of North America in accordance with the terms of a distribution agreement between our company and Sunway Lighting. We are a non-exclusive distributor of lighting and signage products manufactured by Sunway Lighting.

Our Current Business

Through our subsidiary, LG Lighting, we sell a range of LED (Light-Emitting-Diode), fluorescent, and neon lighting products, lighting accessories and solutions for the signage industry. Our company currently targets the market of lighting and signage wholesalers, distributors and retailers primarily in British Columbia and the rest of North America through our website. We started with less than ten products and have grown to offer over 150 different products from five manufacturers, all of which are supplied to our company on a non-exclusive basis from Sunway Lighting, our sole supplier. We currently sell our products to customers for resale in Canada and the United States and hope to expand into South America in the future.

With limited resources, we primarily focus on the market in British Columbia while maintaining a presence on the internet with our website, and with strategic communications to wholesalers, distributors and retailers across Canada and in the United States.

PLAN OF OPERATIONS

Overview

Incorporation of Lions Gate Lighting Corp. and LG Lighting Corp.

Lions Gate Lighting was incorporated on May 2, 2005 in the State of Nevada. On May 11, 2005, our company incorporated a wholly owned subsidiary, LG Lighting Corp., to carry on our business in Canada. At this time, our company has no other business activity other than that carried on through LG Lighting.

Distribution Agreement

Lions Gate Lighting entered into a non-exclusive distribution agreement with Sunway Lighting on May 5, 2005 to distribute the full product line of Sunway Lighting in North and South America. Under the terms of this agreement, Lions Gate Lighting is obligated to hold an inventory of samples sufficient to market the Sunway Lighting products in our territory and to purchase a minimum of 10,000 units of product within the first two years of the agreement. If we do not meet the minimum order, then the distribution agreement may be terminated by Sunway Lighting at their discretion. At our current rate of sales, we do not anticipate we will be able to satisfy the minimum product purchase amount under the distribution agreement. As a result, we are currently negotiating an extension with Sunway Lighting or, alternatively, an amendment to reduce the minimum product purchase amount.

Our principal supplier, Sunway Lighting, designs and manufactures proprietary LED, or light emitting diode, in addition to other lighting and signage products. These products are unique, competitively priced and of the highest quality. The products are typically solution driven based on Sunway Lighting’s experience in the lighting and signage industries. The pricing varies from product line to product line but, on average; the mark-up is approximately 50% to non-distributors and retailers, and approximately 25% to distributors or wholesalers. Sunway Lighting’s reputation is that its products are innovative, rigorously tested, durable, long lasting and well built.

Results of Operations for the Three Months Ended November 30, 2006

During the three months ended November 30, 2006, we generated $2,160 in revenue, compared to $12,361 for the three month period ended November 30, 2005. This revenue was generated from sales of our lighting and signage products. The majority of the sales continue to be sample sales to re-sellers and value added retailers. The cost of sales on these orders for the three month period ended November 30, 2006 was $1,779, or approximately 82% of sales revenue. The cost of sales on orders for the three month period ended November 30, 2005 was $10,255, or approximately 83% of sales revenue. The cost of sales during the three months ended November 30, 2006 were purchased with a higher United States exchange rate and included some samples for new customers. The majority of our sales were sample sales to potential customers.

During the three months ended November 30, 2006, our operating expenses totalled $12,682, compared to $13,828 for the three month period ended November 30, 2005. We reported a loss from operations of $12,301 for the three months ended November 30, 2006, compared to a loss from operations of $11,722 for the three month period ended November 30, 2005.

Results of Operations for the Nine Months Ended November 30, 2006

During the nine months ended November 30, 2006, we generated $9,682 in revenue, compared to $12,361 for the period from May 2, 2005, the date of inception, to November 30, 2005. The majority of the sales continue to be sample sales to re-sellers and value added retailers. The cost of sales on the orders for the nine month period ended November 30, 2006 was $9,551, or approximately 99% of sales revenue, compared to cost of sales of $10,255, or approximately 83% of sales revenue, for the period from May 2, 2005, the date of inception, to November 30, 2005. The cost of sales during the nine months ended November 30, 2006 were purchased with a higher United States exchange rate and included some samples for new customers. The majority of our sales were sample sales to potential customers.

During the nine months ended November 30, 2006, our operating expenses totalled $41,590, compared to $27,585 for the period from May 2, 2005, the date of inception, to November 30, 2005. We also incurred a foreign currency translation adjustment gain of $273 during the nine months ended November 30, 2006, compared to $2,932 during the period from May 2, 2005, the date of inception, to November 30, 2005.

We reported a loss from operations of $41,459 for the nine months ended November 30, 2006, compared to a loss from operations of $25,479 during the period from May 2, 2005, the date of inception, to November 30, 2005.

Liquidity and Capital Resources

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon successful and sufficient market acceptance of our products and maintaining a break even or profitable level of operations.

We have incurred operating losses since inception, and this is likely to continue for the next twelve month period. Management projects that we may require an additional $59,000 to $105,000 to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period
Operating expenditures
Marketing and Consultant Costs	$ 34,000 - $ 60,000
Office and General Expenses	$ 4,000 - $ 8,000
Professional Fees	$ 15,000 - $ 25,000
Website development costs	$ 1,000 - $ 2,000
Working capital	$ 5,000 - $ 10,000
Total	$ 59,000 - $105,000

                Our cash on hand as at November 30, 2006 was $1,906. As at November 30, 2006, we had a working capital deficiency of $21,821. We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and enable limited expansion of our website. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended February 28, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

The financial requirements of our company for the next twelve months are primarily dependent upon the financial support through credit facilities of our directors and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Even though our company has determined that we may not have sufficient working capital for the next twelve month period, our company has not yet pursued such financing options.

There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. We do not currently have any plans to merge with another company, and we have not entered into any agreements or understandings for any such merger.

Operating Activities

Operating activities used cash of $34,788 for the nine months ended November 30, 2006, compared to $27,081 for the period from May 2, 2005, the date of inception, to November 30, 2005. The increase in operating activities during the nine months ended November 30, 2006 were commensurate with the increase in our loss from operations during the period.

Investing Activities

Investing activities used cash of $Nil for the nine months ended November 30, 2006, compared to $6,519 for the period from May 2, 2005, the date of inception, to November 30, 2005, as a result of website development costs.

Financing Activities

Financing activities provided cash of $16,010 for the nine months ended November 30, 2006. Financing activities provided cash of $54,282 for the period from May 2, 2005, the date of inception, to November 30, 2006.

On May 2, 2005, we issued 3,000,000 shares to the directors of our company at an offering price of $0.001 per share for gross offering proceeds of $3,000. Robert Fraser, Robert McIsaac and Bill Grossholz acquired 1,000,000 shares each. Between May 15, 2005 and June 30, 2005 we issued 5,000,000 common shares to 30 subscribers at an offering price of $0.01 per share for gross offering proceeds of $50,000.

Future Operations

Our primary objectives for the next twelve month period include the further development and expansion of our marketplace. We believe that there is a strong market for our innovative and cost effective product lines. We intend on expanding our market-share by:

1.

Increasing marketing efforts to companies and retailers outside of British Columbia as we move forward. Thus far we have targeted retailers primarily in our area of Vancouver, British Columbia, but as we gain a stronger reputation locally, as revenues increase and as we are able to increase inventory, we can accommodate demand.

2.

Offering new innovative lighting and signage products from our sole supplier, and offering access to the latest manufacturing and technological advancements. This will maintain our competitive place in the marketplace.

3.	Developing relationships with new distributors will give us a solid base in the coming months as we execute our business plan.
4.

Diversifying our product catalogue to include varying LED products to target various industries. One such example is our purchase and current inventory of cutting-edge LED flashlights, that we have recently started marketing to the local area. This expansion will improve our monthly revenue as we ramp up our lighting and signage product catalogue.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

The audited consolidated financial statements included with our prospectus filed with the Securities and Exchange Commission on January 12, 2007 were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

Foreign Currency Translation

The financial statements of our company are stated in United States dollars although we earn substantially all of our revenues in Canadian currency. The financial statements of our company are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the current rate, while stockholders’ equity accounts are translated at the appropriate historical rate. The translation of all currencies into United States dollars is included solely for your convenience. Such translation should not be construed as a representation that our foreign currencies can be converted into United States dollars at that rate or any other rate. The revenues and expenses that occur evenly over the period are translated at the weighted-average rate for the period. The cumulative translation adjustments balance is reported as a component of accumulated other comprehensive income.

Revenue Recognition

Our company recognizes revenue when delivery has occurred or services have been rendered and collect-ability is reasonably assured.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. Prospective investors should consider carefully the risk factors set out below.

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated $9,682 in revenue from the sale of lighting and signage products during the nine months ended November 30, 2006. As at November 30, 2006, we had cash of $1,906 and a working capital deficiency of $21,821. We expect to generate limited cash flow from operations in the foreseeable future until we are successful at the execution of our business plan. We estimate that we will require between $59,000 and $105,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign distribution agreements with distributors and wholesalers of lighting and signage products or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of lighting products, we will not be able to maintain our operations or achieve a profitable level of operations.

We have only commenced our business operations in May, 2005 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on May 2, 2005 have consisted primarily of product negotiations and sampling, followed by structuring of our marketing efforts and company systems. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainties regarding our level of future revenues and our inability to budget expenses and manage growth accordingly and our inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the lighting industry make it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which may result in the loss of some or all of your investment in our common stock.

The fact that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited consolidated financial statements.

We have generated limited revenues since our inception on May 2, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at February 28, 2006, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (approximately $1,500 a month), to be between $5,000 and $8,750 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website and products by consumers of lighting products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended February 28, 2006.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our product selection and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

Our company anticipates that our funds will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we incur unexpected costs in expanding our territories through sample orders we must subsidize;
2.	we incur delays and additional expenses as a result of technology failure;
3.	we are unable to create a substantial market for our products; or
4.	we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of such operations.

We will depend almost exclusively on outside capital to pay for the continued development and marketing of our products. Such outside capital may include the sale of additional stock, shareholder advances and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our lighting and signage product sales operations and so may be forced to scale back or cease operations or discontinue our business.

Our company relies on a single supplier who supplies our company with all of the products we sell and as a result, we could be adversely affected by changes in the cost of the suppliers’ products, the financial condition of the supplier or by the deterioration or termination of our relationship with the supplier.

Our sole supplier, Sunway Lighting of Guangdong Province, China, supplied our company with all of the products that our company sold during the year ended February 28, 2006 and the nine month period ended November 30, 2006. Sunway Lighting manufactures its products and develops the technologies within such products. In addition, Sunway Lighting also supplies lighting products from other manufacturers. As of February 8, 2007, Sunway Lighting supplied our company with products from five additional manufacturers in addition to products manufactured directly by Sunway Lighting. A significant decline in our supplier’s financial condition, a material rise in the cost of its prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with Sunway Lighting deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by Sunway Lighting, our results of operations could be adversely affected.

Any changes in the political and economic policies of, or any new regulations implemented by, the Chinese governments, could affect, or even restrict, the operation of our business and our ability to generate revenues.

Our company relies on Sunway Lighting, a manufacturer and distributor located in China, as the single supplier of the products which our company imports and distributes. Accordingly, our business, results of operations and financial conditions are affected to a significant degree by the economic, political and legal developments in China.

Since the late 1970s, the Chinese governments have been reforming China’s economic system. Although we believe that economic reform and the macroeconomic measures adopted by the Chinese governments have had and will continue to have a positive effect on economic development in China, there can be no assurance that the economic reform strategy will not from time to time be modified or revised. Some modifications or revisions, including the adoption of governmental regulations affecting the export of products that our company purchases, could have a material adverse effect on our business. Furthermore, there is no guarantee that the Chinese governments will not impose other economic or regulatory controls that would have a material adverse effect on our business. Any changes in the political, economic and social conditions in China, changes in policies by the Chinese governments or changes in the laws and regulations imposed on the business of manufacturing and distributing lighting products and accessories could affect the manner in which we operate our business and restrict or prohibit transactions initiated or conducted by us. Any such changes or new regulations could affect our ability to purchase, import and distribute such products and therefore affect our ability to generate revenues.

Our company has entered into two verbal agreements with consultants who provide our company with various business development, marketing, sales and corporate administrative functions. Our company may become subject to a dispute over the terms and interpretations of such verbal agreements and we may be unsuccessful or unable to bring a legal claim against such parties and any claim brought against us may be difficult to defend.

Currently, we have entered into verbal consulting agreements with Cameron Fraser and Robert McIsaac, who provide our company with various business development, marketing, sales and corporate administrative functions. Cameron Fraser is a shareholder and son of director Robert Fraser and Robert McIsaac is a director of our company. Our company does not consider the services and the amounts paid for such services to be material to our operations for the relevant periods. As a result, we do not intend to formalize such verbal agreements to writing. Our company, however, may become subject to a dispute over the terms and interpretations of such verbal agreements. If our company becomes subject to a dispute in regards to the terms and interpretations of such verbal agreements, it may be difficult for our company to demonstrate that such agreements are based upon our particular interpretation of such terms. As a result, it may be difficult for our company to enforce any terms of the verbal agreements in circumstances where the consultant disagrees with our interpretation. We may therefore be unable or unsuccessful in bringing legal claims against such persons if we determine they have breached the agreements. Alternatively, any legal claim brought against us may be difficult to defend due to the fact that there is a lack of written material to substantiate a defense. Any litigation, whether successful or unsuccessful, could result in substantial costs and a diversion of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in increased costs to our company.

Two of our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Two of our directors and officers are involved in other business activities. Robert Fraser, our Chief Executive Officer, President and director spends approximately 25 hours, or 50%, of his business time on the management of our company and William Grossholz, our Secretary, Treasurer and director, spends approximately 15 hours, or 30%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Fraser and Mr. Grossholz may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of Mr. Fraser’s or Mr. Grossholz’s other business interests.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

If we are unable to protect our internet domain name, our efforts to increase public recognition of our brand may be impaired.

We currently hold the internet domain names “lglcorp.com” and “lglcorp.ca”. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in Canada and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our website and sales. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to our domain names, and infringing upon or otherwise decreasing the value of any future trademarks or other proprietary rights that we may develop. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names.

The establishment and maintenance of wholesale and distributor relations in the lighting and/or signage business will be essential to the success of the business.

We offer lighting and signage products to distributors and wholesalers through our marketing efforts, both on and off the internet. As of February 8, 2007, we have not entered into any distribution or wholesale agreements but we have sold products to three customers on a reoccurring basis. Since we expect that in the future, substantially all of our revenues will be generated from product sales through distributors and/or wholesalers, it is vital that we have a flexible relationship with potential distributors and wholesalers in the industry. We believe that establishing and maintaining professional working relationships that are flexible for both parties will help increase the awareness of our lighting and signage products. Promotion of our products will depend largely on our success in managing samples and systems that best support our future distributors and wholesalers. In order to attract and retain wholesalers of our products and to promote and maintain our relationships in response to competitive pressures, we may increase our financial commitment to expanding and developing our business systems. If we are unable to provide high quality, competitively priced lighting products, or otherwise fail to establish and maintain our industry relationships, incur excessive expenses in an attempt to improve, or promote and maintain our systems, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

Although we anticipate that the majority of our business in the future will be based upon agreements with distributors and wholesalers, all of our revenues that we have generated to date has been with three retail customers, and the loss of such customers at our early stage of operations could significantly reduce our revenues that we generate in the near future.

To date, our revenues have been generated from three categories of customers: retail customers (11 customers), potential distributor/wholesalers (19 customers) and repeat order distributor/wholesalers (3 customers). The repeat customers consist of Infinite Lighting Inc., Ancient Mariner Industries Ltd. and Smakk Outdoors (a proprietorship). Subsequent to our quarter ended May 31, 2006, we commenced a lawsuit against Ancient Mariner Industries for their failure to pay our account, which lawsuit is described under the heading “Legal Proceedings” on page 21 of this quarterly report. The loss of Ancient Mariner Industries or any of our other customers or their default in payment could significantly reduce our net sales and harm our operating results. Our customer relationships have been developed over a relatively short period of time and we cannot guarantee that we will have good relations with our customers in the future.

If our operations are disrupted by technological or other problems, we may not be able to generate revenues from the sale of our products.

Our systems could be overwhelmed or could fail for any number of reasons. We currently promote our products through the internet, and rely on the use of email to send distributors and wholesalers information regarding our products. We may not be able to expand our on-line marketing efforts, and may suffer obstacles in marketing on-line should the following circumstances occur:

1.	a power or telecommunications failure;
2.	human error; or
3.	a fire, flood or other natural disaster.

Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches.

The computer servers which house our incoming email and our website are provided through In Vancouver Web Services, a non-related, Vancouver based company. If the systems of this company slow down significantly or fail even for a short time, our customers would suffer delays in data access. These delays could damage our reputation and cause customers to choose other lighting product suppliers. We currently do not have any property and business interruption insurance to compensate us for any losses we may incur. If any of these circumstances occur, then our ongoing operations may be harmed to the extent that we will be unable to sell our products through our website, and/or promote via email and, as a result, you may lose some or all of your investment in our common stock.

Because our officers, directors and principal shareholders control a large percentage of our common stock, such insiders have the ability to influence matters affecting our shareholders.

Our officers and directors, in the aggregate, beneficially own 37.5% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 100,000,000 common shares, of which 8,000,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Executive Officer and our company’s Secretary and Treasurer. Based upon that evaluation, our company's President and Chief Executive Officer and our company’s Secretary and Treasurer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president, chief executive officer, secretary and treasurer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

Other than as stated below, as of February 8, 2007, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On July 31, 2006, we filed a statement of claim in the Small Claims Court of British Columbia, Canada (registry file number 0613135) against Ancient Mariner Industries Ltd. and Ancient Mariner Glass Inc. As set out in the claim, we allege that the customer has not paid CDN$5,260.78, which we believe the respondents owe us for the purchase of goods from our company. On August 14, 2006, the respondents filed a counterclaim against our company for CDN$25,000 alleging the goods did not function as warranted. On August 28, 2006, we filed a reply to the respondents’ counterclaim stating that the respondents accepted delivery and the goods performed as warranted. A Trial Preparation Conference is set for March 6, 2007. We believe that there is no substantive merit to the counterclaims made by the respondents and we intend to vigorously pursue the action and defend the counterclaim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on July 12, 2006)
3.2	Bylaws (incorporated by reference from our SB-2 filed on July 12, 2006)

22

10.1

Form of Subscription Agreement, dated May 2, 2005, used in the private placements between our company and Robert Fraser, William Grossholz and Robert McIsaac (incorporated by reference from our SB-2 filed on July 12, 2006)

10.2	Form of Subscription Agreement used in the private placements between our company and the following investors (incorporated by reference from our SB-2 filed on July 12 2006):
	Name:	Amount of Common Shares Purchased at $0.01 per Share:
	Bruce Durnie	200,000
	Darryl Flash	150,000
	Doug Schmidt	150,000
	Paul Durnie	150,000
	Emily Amisano	200,000
	Ken Harvey	50,000
	Violetta Harvey	200,000
	Sandra Foley	50,000
	Greg Burnett	350,000
	Beverlee Amisano	350,000
	Brenda Hanson	200,000
	Ken Petersen	150,000
	Casey Whitworth	150,000
	Gary Weeks	150,000
	Peter Knowles	150,000
	John Grossholz	150,000
	Melina Grossholz	150,000
	Charles Grossholz	150,000
	Don Wong	200,000
	Loretta Wong	150,000
	Cameron Fraser	150,000
	Brendan Fraser	150,000
	Dustin Hicks	150,000
	Jonathan Ye	200,000
	Stephanie Scott	150,000
	Al Hewer	150,000
	Julie Shindale	150,000
	Greg Shindale	150,000
	Ashley Hewer	150,000
	Margeret McIsaac	150,000
10.3	Distribution Agreement between our company and Sunway Lighting Corp. (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.4	Material terms of verbal consulting agreement entered into between our company and Cam Fraser (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.5	Material terms of verbal consulting agreement entered into between our company and Robert McIsaac (incorporated by reference from our SB-2/A filed on September 22, 2006)
14.1*	Code of Ethics
21.1	Subsidiaries of Lions Gate Lighting Corp.: LG Lighting Corp., a British Columbia company

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*

Certification of Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE LIGHTING CORP.

/s/ Robert Fraser

By: Robert Fraser, President, Chief Executive Officer and Director

(Principal Executive Officer)

Dated: February 28, 2007

/s/ William Grossholz

By: William Grossholz, President, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Dated: February 28, 2007

CW1062627.2