Form 10KSB
period 2007-02-28
LIONS GATE LIGHTING CORP.
filed 2007-06-13
CIK 1368765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  February 28, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number  000-52401

LIONS GATE LIGHTING CORP. (name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	47-0930829 (I.R.S. Employer Identification No.)
200 - 375 Water Street Vancouver, BC, Canada (Address of principal executive offices)	V6B 5C6 (Zip Code)

Issuer's telephone number 778.316.0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     [  ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

State Issuer's revenues for its most recent fiscal year: $9,603

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

5,000,000 common shares at $0.01(1) = $50,000

(1) Our shares do not currently trade on any stock exchange. The price of $0.01 was the last price that shares of our company were issued at.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

8,000,000 common shares issued and outstanding as of June 5, 2007

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Lions Gate" mean Lions Gate Lighting Corp. and our subsidiary, LG Lighting, unless otherwise indicated.

General

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

Our company was conceived to supply products that represent the next step in the lighting and signage industries using LED technology. We have not wavered in this pursuit and have added additional products that utilize other lighting technologies such as neon and fluorescent units that offer additional energy savings to the end user of such products.

With limited resources, we primarily focus on the market in British Columbia while maintaining a presence on the internet with our website, and with strategic communications to wholesalers, distributors and retailers across Canada and in the United States.

British Columbia has numerous businesses engaged in our target market, namely, the distribution of lighting and signage products. We intend to increase market share by using our ties with Sunway Lighting, our sole supplier of lighting and signage products, to underprice our competitors while continuing to offer high-quality lighting and signage products to wholesale companies, distributors and retailers of lighting and signage products. We also market such products to customers by emphasizing the cost savings available to them through the use of our products. Through our distribution agreement with Sunway Lighting, we have access to manufacturing capabilities in China where LED and all other lighting and signage technology are less expensive than fluorescent and neon lighting products manufactured in North America. The website of Wikipedia.com, located at http://en.wikipedia.org/wiki/LED, states in section 2.1 that LED’s have a long life span: typically ten years, twice as long as the best compact fluorescent bulbs and twenty times longer than the best incandescent bulbs. (Incandescent bulbs can also be made to last a long time by running at lower than normal voltage, but only at a high cost in efficiency; LED’s have a long life when operated at their rated power). The information contained in the website of Wikipedia.com does not form part of this annual report. Sunway Lighting supplies our company with all of our products. Pursuant to the terms of our distribution agreement with Sunway Lighting, we purchase products on a non-exclusive and as-needed basis with the exception that we are required to purchase 10,000 units of products prior to May 5, 2008, being the three year anniversary date from entering into the distribution agreement.

Sunway Lighting Distribution Agreement

On May 5, 2005 we entered into a non-exclusive distribution agreement with Sunway Lighting of Guangdong, China to market, sell and distribute the full line of Sunway Lighting products and related products within North America and South America. Sunway Lighting also supplies our company with lighting products from five additional Chinese manufacturers.

The agreement requires our company to purchase 10,000 units of product from Sunway Lighting within three years of the signature date. Under the agreement, we pay 100% of the products ordered in United States dollars prior to their shipment, except for certain sample products. Pursuant to the terms of the distribution agreement, we are responsible for:

1.	using our best efforts to market and sell Sunway Lighting products throughout the territory;
2.	ordering and maintaining minimum stock levels as determined by Sunway Lighting that are necessary to support distribution efforts;
3.	ensuring that appropriate personnel participate in distributor training sessions that may be offered by Sunway Lighting;
4.	furnishing Sunway Lighting with information relating to orders, sales, service, and inventory of products and product sales, budgets and forecasts from time to time as requested by Sunway Lighting;
5.	furnishing Sunway Lighting with market analysis and reports with respect to the applicable territory; and
6.	providing reasonable notice (60 days) of the intent to distribute, market and sell identical or similar products within the territory.

If requested by our company, Sunway Lighting may provide sales support services, such as systems engineering, programs management, and field service engineers. In addition, Sunway Lighting will repair or replace any defective product returned within one year of purchase, excluding:

1.	defects or damage resulting from use of the product other than in its normal manner;
2.	defects or damage from misuse, accident or neglect; or
3.	defects or damage from improper testing, operations, maintenance, installation, alteration, modification or adjustment.

Current and Anticipated sources of Revenue

There are nine categories of products that are currently offered by our company which consist of: flashlights, neon clocks, LED pool and spa lights, auto accessories, fluorescent lighting, signage products, power supplies and transformers, LED Christmas lights and LED residential and commercial lighting products. We have identified consumer interest in our “signage products” category and our “auto accessories” category. The bulk of these products are smaller, low-cost products that lend themselves to the retail market. We have identified potential new products for our company, including items such as LED traffic signs, LED spa lighting packages and new LED RGB (Red-Green-Blue) light bulbs that are remote controlled. As Sunway Lighting supplies our company with a wide array of products and at reasonable prices, our company does not currently intend to seek other suppliers to provide our company with lighting products. In addition, Sunway Lighting supplies products of other manufacturers. As of June 5, 2007, we purchased Sunway Lighting products and products from five additional manufacturers, all of which were supplied to our company through Sunway Lighting.

Future products may also include refined LED E-27 and MR16 Bulbs, which are LED replacements for conventional screw-in and plug-in bulbs. These products are of interest to wholesalers, distributors and independent building contractors and suppliers. Our website currently has several LED replacement bulbs listed for sale but our company has only recently received our samples for distribution to potential customers. If demand for such products is high, we intend to ship direct from China to our customers on request.

Marketing

We market locally in person with demonstrations and sample products and market our products to the remainder of the North American market primarily through our website. For our local British Columbia market, we demonstrate to our potential customers how our LED and signage products are superior to not only regular incandescent lighting products, but also any other widely manufactured forms of lighting. Outside of our local market in British Columbia, Canada, we primarily use our website for marketing but also have flexible solutions for potential distributors who wish to sample our products. For example, a potential customer in the United States may purchase a sample of our product and have the cost of shipping the product subtracted from the cost of their next order as a goodwill gesture, saving the company money for pre-purchasing a sample. If the same company feels the market is slow for the product, but they still want to test the market, they can simply sign a trial agreement for the product and we will send it to them for review. In this way we can appeal to the conservative customer and the customer who wishes to expand quickly into the markets we provide access to.

Aside from these marketing tools, we have also utilized the internet as a useful marketing tool. Our website, www.lglcorp.com, was initially designed to be utilized as a trial offering site, where any person could purchase samples of any of our products on-line. Information on our website does not form part of this annual report. We have since re-formatted the site to simply provide information to our prospective wholesalers, distributors and retailers, removing the option of payment through our website due to pricing conflicts and security concerns with our customers. Although customers cannot purchase products through our website, customers may purchase our products using PayPal, after we provide the customer with payment instructions. We have started to add additional information on our website including numerous pictures and we hope to add video displays in the near future. The website has yet to be marketed to its potential. We hope to expand this site to include secured sections that would allow wholesalers and distributors to purchase samples upon request. We also list a number of products on independent websites to generate interest. For example we utilize www.alibaba.com, an award-winning website that acquired “Yahoo China” in October 2005. The website alibaba.com is an English-language website primarily serving small and medium-sized enterprises in the international trade community, with one million registered users from over 200 countries and territories. More than 500,000 people visit the site every day, most of them being buyers and importers looking to find and trade with sellers in China and other major manufacturing countries.

Technology

All technologies utilized within our products have either been developed or sourced and tested by our sole supplier in China, Sunway Lighting. Sunway Lighting and its management have twenty-five years experience with architectural and decorative lighting that use a variety of light sources and twenty-five years experience in the sign and advertising industry. More specifically, Sunway Lighting has over ten years experience in designing, manufacturing and testing LED products, and carries out thorough quality-control testing on all products that they manufacture and distribute. Combined with the ability to manufacture plastic products, and the ability to source other products we require for customers from the area of Guangdong, Sunway Lighting is an invaluable resource to our company.

Sunway Lighting is our sole supplier who supplied our company with all of the products that our company sold during the year ended February 28, 2007 on a non-exclusive basis. Sunway Lighting is also the sole manufacturer and primary developer of the technologies in such products. A significant decline in our supplier’s financial condition, a material rise in the cost of its prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with Sunway Lighting deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by Sunway Lighting, our results of operations could be adversely affected.

We host our website and email on servers co-located at Vancouver, British Columbia which are owned and operated by In-Vancouver Web Services Inc. On June 1, 2006, we paid approximately $161 to In Vancouver Web Services for web hosting services which includes 0.5 gigabytes of bandwidth and 100 megabytes of storage. Additionally, we paid In-Vancouver Web Services approximately $27 for domain linking of our website, www.lglcorp.com. The web hosting services are prepaid for one year and we are not required to pay any additional web hosting fees until June 1, 2007. There are numerous hosting companies all over North America that could meet our hosting needs, including Bell Canada, Net Nation and GoDaddy in the Vancouver, British Columbia area. In the event that In-Vancouver Web Services ceases operations or discontinues its business relationship with us, we will be able to resume services with another hosting company on substantially similar terms as currently exist between our company and In-Vancouver Web Services without significant disruption to our business.

Competition

Competition for LED products is intense among companies offering high-end and low-end products with a wide range of prices and quality. The bulk of lighting and signage suppliers often focus on a small list of products with little innovation and/or development of further products. Our company seeks out only those manufacturers who excel in the development of new lighting and signage technologies and products. In this way we can adapt to changes in the market, such as the current energy saving trend in North America.

Another aspect of our competition relates to the specific product. For example, our lighting solutions and signage product pricing competes strongly against various manufacturers of similar products, yet the bulk of our accessories compete strongly with wholesale pricing, but do not compete with manufacturer pricing. We have chosen to focus on marketing our products to wholesalers for our lighting and signage products, and distributors and retailers for our accessories. As such, we have flexibility in a variety of markets that are not saturated with similar products, such as the energy-saving products market.

Growth Strategy

We plan on increasing our revenues by increasing our product offerings and our marketing efforts for each product. We plan to diversify and offer new, innovative and energy efficient products as described above. We plan to increase our product offerings and marketing efforts by offering LED color changing bulbs and LED traffic lights. We anticipate that we require approximately $1,000 for samples and $2,000 for marketing in regards to the LED color changing bulbs and approximately $1,000 for samples and $5,000 for marketing in regards to the LED traffic lights. The higher marketing costs in regards to the LED traffic lights address the fact that we believe it would take a longer time to establish a market.

In the future, our company also hopes to expand into the commercial market and provide energy-saving lighting solutions to large-scale projects and developments. Our success will be largely dependent upon the marketing of our products to a variety of markets, the offering of additional products and/or technologies by our sole supplier and the establishment of relationships with wholesale clients.

Employees

Our company is currently operated by Robert Fraser as our President and Chief Executive Officer and William Grossholz as our Secretary and Treasurer. We periodically hire independent contractors to execute our marketing, sales, and business development functions. Our company may hire employees when circumstances warrant. At present, however, our company does not anticipate hiring employees in the near future.

Intellectual Property

We do not own any intellectual property.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated $9,603 in revenue from the sale of lighting and signage products during the year ended February 28, 2007. As at February 28, 2007, we had cash of $216 and a working capital deficiency of $33,750. We expect to generate limited cash flow from operations in the foreseeable future until we are successful at the execution of our business plan. We estimate that we will require between $59,000 and $105,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign distribution agreements with distributors and wholesalers of lighting and signage products or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of lighting products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have generated limited revenues since our inception on May 2, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at February 28, 2007, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (approximately $1,500 a month), to be between $5,000 and $8,750 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website and products by consumers of lighting products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended February 28, 2007.

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

Our sole supplier, Sunway Lighting of Guangdong Province, China, supplied our company with all of the products that our company sold during the year ended February 28, 2007. Sunway Lighting manufactures its products and develops the technologies within such products. In addition, Sunway Lighting also supplies lighting products from other manufacturers. As of June 5, 2007, Sunway Lighting supplied our company with products from five additional manufacturers in addition to products manufactured directly by Sunway Lighting. A significant decline in our supplier’s financial condition, a material rise in the cost of its prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with Sunway Lighting deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by Sunway Lighting, our results of operations could be adversely affected.

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

We offer lighting and signage products to distributors and wholesalers through our marketing efforts, both on and off the internet. As of June 5, 2007, we have not entered into any distribution or wholesale agreements but we have sold products to three customers on a reoccurring basis. Since we expect that in the future, substantially all of our revenues will be generated from product sales through distributors and/or wholesalers, it is vital that we have a flexible relationship with potential distributors and wholesalers in the industry. We believe that establishing and maintaining professional working relationships that are flexible for both parties will help increase the awareness of our lighting and signage products. Promotion of our products will depend largely on our success in managing samples and systems that best support our future distributors and wholesalers. In order to attract and retain wholesalers of our products and to promote and maintain our relationships in response to competitive pressures, we may increase our financial commitment to expanding and developing our business systems. If we are unable to provide high quality, competitively priced lighting products, or otherwise fail to establish and maintain our industry relationships, incur excessive expenses in an attempt to improve, or promote and maintain our systems, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares.

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

Item 2. Description of Property.

Our executive and head office is located at 200-375 Water Street, Vancouver, British Columbia, Canada, V6B 5C6. The office is provided to us at no cost by William Grossholz, the Secretary, Treasurer and a director of our company. This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. We anticipate that we will continue to rent the premises without costs so long as the space requirements of our company do not require a larger facility.

Item 3. Legal Proceedings.

Other than as stated below, as of June 5, 2007, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

On July 31, 2006, we filed a statement of claim in the Small Claims Court of British Columbia, Canada (registry file number 0613135) against Ancient Mariner Industries Ltd. and Ancient Mariner Glass Inc. As set out in the claim, we allege that the customer has not paid CDN$5,260.78, which we believe the respondents owe us for the purchase of goods from our company. On August 14, 2006, the respondents filed a counterclaim against our company for CDN$25,000 alleging the goods did not function as warranted. On August 28, 2006, we filed a reply to the respondents’ counterclaim stating that the respondents accepted delivery and the goods performed as warranted. On March 5, 2007, we settled our claim as well as the counterclaim and all parties filed a Notice of Withdrawal in the Provincial Court of British Columbia (Small Claims Court). The settlement result was that Ancient Mariner Industries Ltd. will pay our company CND$3,500.00 in CDN$500.00 monthly instalments beginning March 20, 2007. All other claims and counterclaims are discontinued with each party releasing the other party of any current or future liability on this matter.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

There is currently no trading market for our common stock. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock. Our common shares are issued in registered form. We are in the process of appointing a transfer agent of our common stock.

On June 5, 2007, the shareholders' list of our common shares showed 33 registered shareholders and 8,000,000 common shares issued and outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended February 28, 2007 that were not otherwise reported in a quarterly report filed on Form 10-QSB or in a current report filed on Form 8-K.

Equity Compensation Plan Information

We do not have any equity compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended February 28, 2007.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Overview

Lions Gate Lighting was incorporated on May 2, 2005 in the State of Nevada. On May 11, 2005, our company incorporated a wholly owned subsidiary, LG Lighting Corp., to carry on our business in Canada. At this time, our company has no other business activity other than that carried on through LG Lighting.

Lions Gate Lighting entered into a non-exclusive distribution agreement with Sunway Lighting on May 5, 2005 to distribute the full product line of Sunway Lighting in North and South America. Under the terms of this agreement, Lions Gate Lighting is obligated to hold an inventory of samples sufficient to market the Sunway Lighting products in our territory and to purchase a minimum of 10,000 units of product within the first three years of the agreement. If we do not meet the minimum order, then the distribution agreement may be terminated by Sunway Lighting at their discretion.

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

Results of Operations for the year ended February 28, 2007

During the year ended February 28, 2007, we generated $9,603 in revenue, compared to $17,110 for the period from May 2, 2005 (date of inception) to February 28, 2006. This revenue was generated from sales of our lighting and signage products. The majority of the sales continue to be sample sales to re-sellers and value added retailers. The cost of sales on these orders for the year ended February 28, 2007 was $8,055, or approximately 84% of sales revenue. The cost of sales on orders for the period from May 2, 2005 (date of inception) to February 28, 2006 was $15,121, or approximately 88% of sales revenue. This margin is expected to improve over time for a number of reasons, including: 1) sample sales are at a deep discount to full value sales, often including testing products at no charge, 2) volume discounts are achievable on larger orders from our supplier, 3) shipping costs will be reduced on larger orders and also shipping by sea rather than by air, 4) the cost of LED products will drop as the product becomes more accepted by the marketplace. As the price falls, we feel our sales price will marginally fall over the next five years.

During the year ended February 28, 2007, our operating expenses totalled $56,145, compared to $37,522 for the period from May 2, 2005 (date of inception) to February 28, 2006. We reported a loss from operations of $54,597 for the year ended February 28, 2007, compared to a loss from operations of $35,533 for the period from May 2, 2005 (date of inception) to February 28, 2006.

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

                Our cash on hand as at February 28, 2007 was $216. As at February 28, 2007, we had a working capital deficiency of $33,750. We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and enable limited expansion of our website. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We plan to raise any such additional capital primarily through the private placement of our securities.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended February 28, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Operating Activities

Operating activities used cash of $36,344 for the year ended February 28, 2007, compared to $37,563 for the period from May 2, 2005 (date of inception) to February 28, 2006. The increase in net loss during the year ended February 28, 2007 was offset by lower operating costs as compared with the year ended February 28, 2006.

Investing Activities

Investing activities used cash of $Nil for the year ended February 28, 2007, compared to $6,166 for the period from May 2, 2005 (date of inception) to February 28, 2006. We incurred $6,166 in investing activities as a result of website development costs.

Financing Activities

Financing activities provided cash of $15,460 for the year ended February 28, 2007. Financing activities provided cash of $60,661 for the period from May 2, 2005 (date of inception) to February 28, 2006. Financing activities were raised solely from related parties during the year ended February 28, 2007 whereas $7,661 was raised from related parties and $53,000 was raised from the issuance of common stock during the year ended February 28, 2006. On May 2, 2005, we issued 3,000,000 shares to the directors of our company at an offering price of $0.001 per share for gross offering proceeds of $3,000. Robert Fraser, Robert McIsaac and Bill Grossholz acquired 1,000,000 shares each. Between May 15, 2005 and June 30, 2005 we issued 5,000,000 common shares to 30 subscribers at an offering price of $0.01 per share for gross offering proceeds of $50,000.

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

Going Concern

The audited consolidated financial statements for the year ended February 28, 2007 included with this annual report were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

NEW ACCOUNTING POLICIES

As of February 28, 2007, there were no new accounting policies that will materially effect our company.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars, are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended February 28, 2007 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm of Madsen & Associates, CPA’s Inc. for the audited financial statements for the year ended February 28, 2007, dated May 30, 2007;

Consolidated Balance Sheets at February 28, 2007 and 2006;

Consolidated Statements of Operations for the year ended February 28, 2007 and for the period May 2, 2005 (Date of Inception) to February 28, 2006;

Consolidated Statements of Cash Flows for the year ended February 28, 2007 and for the period May 2, 2005 (Date of Inception) to February 28, 2006;

Consolidated Statements of Stockholders Equity for the period May 2, 2005 (Date of Inception) to February 28, 2007; and

Notes to the Consolidated Financial Statements.

LIONS GATE LIGHTING INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007 and 2006

(Stated in US Dollars)

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St. Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors

Lions Gate Lighting, Inc. and Subsidiary

Vancouver, BC, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Lions Gate Lighting, Inc. and Subsidiary at February 28, 2007 and 2006 and the consolidated statements of operations and cash flows for the year ended February 28, 2007 and for the period May 2, 2005 (date of inception) to February 28, 2006 and stockholders' equity for the period May 2, 2005 (date of inception) to February 28, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lions Gate Lighting, Inc. and Subsidiary at February 28, 2007 and 2006 and the results of operations and cash flows for the year ended February 28, 2007 and for the period May 2, 2005 (date of inception) to February 28, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
May 30, 2007	/s/ Madsen & Associates, CPA’s Inc.

LIONS GATE LIGHTING INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

February 28, 2007 and 2006

(Stated in US Dollars)

ASSETS
	2007	2006

Current
Cash	$ 216	$ 20,411
Accounts receivable	3,014	7,451
Inventory	-	8,484

Total current assets	3,230	36,346

Website, net of amortization – Note 3	788	3,924

	$ 4,018	$ 40,270

LIABILITIES

Current
Accounts payable	$ 13,859	$ 11,663
Due to related parties – Note 5	23,121	7,661

Total current liabilities	36,980	19,324

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
8,000,000 common shares	8,000	8,000
Additional paid-in capital	45,000	45,000
Comprehensive income	4,168	3,479
Deficit	(90,130)	(35,533)

Total stockholders’ equity (deficiency)	(32,962)	20,946

	$ 4,018	$ 40,270

Nature and Continuance of Operations – Note 1

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

for the year ended February 28, 2007 and

for the period May 2, 2005 (Date of Inception) to February 28, 2006

(Stated in US Dollars)

		May 2, 2005
	Year ended	(Date of Inception)
	February 28,	to February 28,
	2007	2006

Revenue	$ 9,603	$ 17,110

Cost of sales	8,055	15,121

Gross profit	1,548	1,989

Operating expenses	56,145	37,522

Loss from operations	(54,597)	(35,533)

Other:
Foreign currency translation adjustment	689	3,479

Net comprehensive loss for the period	$ (53,908)	$ (32,054)

Basic and diluted loss per share	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding	8,000,000	8,000,000

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

for the year ended February 28, 2007 and

for the period May 2, 2005 (Date of Inception) to February 28, 2006

(Stated in US Dollars)

		May 2, 2005
	Year ended	(Date of Inception)
	February 28,	to February 28,
	2007	2006

Operating Activities
Net loss for the period	$ (54,597)	$ (35,533)
Add item not involving cash:
Depreciation	3,136	2,242
Changes in operating working capital items:
Accounts receivable	4,437	(7,451)
Inventory	8,484	(8,484)
Accounts payable	2,196	11,663

	(36,344)	(37,563)

Investing Activity
Website development	-	(6,166)

Financing Activities
Due to related parties	15,460	7,661
Issuance of common stock for cash	-	53,000

	15,460	60,661

Effect of foreign exchange on cash	689	3,479

Increase (decrease) in cash during the period	(20,195)	20,411

Cash, at beginning of the period	20,411	-

Cash, end of the period	$ 216	$ 20,411

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period May 2, 2005 (Date of Inception) to February 28, 2007

(Stated in US Dollars)

	Common Stock
			Additional
			Paid-in	Comprehensive
	Shares	Par Value	Capital	Income	Deficit	Total

Capital stock issued for cash:
May 2, 2005 - at $0.001	3,000,000	$ 3,000	$ -	$ -	$ -	$ 3,000
May 15 to July 15, 2005 - at $0.01	5,000,000	5,000	45,000	-	-	50,000
Foreign currency translation adjustment	-	-	-	3,479	-	3,479
Net loss for the period	-	-	-	-	(35,533)	(35,533)

Balance, February 28, 2006	8,000,000	8,000	45,000	3,479	(35,533)	20,946
Foreign currency translation adjustment	-	-	-	689	-	689
Net loss for the year	-	-	-	-	(54,597)	(54,597)

Balance, February 28, 2007	8,000,000	$ 8,000	$ 45,000	$ 4,168	$ (90,130)	$ (32,962)

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007 and 2006

(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

Organization and Nature of Business

Lions Gate Lighting Corp. was incorporated on May 2, 2005, in the State of Nevada. LG Lighting Corp. is a wholly-owned subsidiary of Lions Gate Lighting Corp. LG Lighting Corp. was incorporated on May 11, 2005, in the Province of British Columbia, Canada. The results of operations of LG Lighting Corp. have been consolidated with the results of operations of Lions Gate Lighting Corp. The consolidated entity is referred to as the Company. The Company markets lighting products throughout North America.

The Company’s fiscal year end is February 28.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2007, the Company does not have sufficient working capital to support its planned operations and service its debts for the next fiscal year, had not yet achieved profitable operations, has accumulated losses of $90,130 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007 and 2006

(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Basis of Consolidation

These consolidated financial statements include the assets, liabilities and operating results of the Company and its wholly-owned subsidiary, LG Lighting Corp. All significant intercompany balances and transactions have been eliminated.

Financial Instruments

The carrying amounts of financial instruments consisting of cash, accounts receivable, accounts payable and due to related parties are considered by management to be their estimated fair values due to their short-term maturities. The Company is not exposed to significant interest, currency or credit risk arising from its financial instruments.

Accounts Receivable

The Company provides for an allowance on accounts receivable that are outstanding for greater than 90 days.

Inventory

Inventory, which consists of merchandise, is valued at the lower of cost and market value using the first in, first out (FIFO) method.

Website Costs

The Company recognizes the costs incurred in the development of the Company’s website in accordance with EITF 00-2 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated over the estimated useful life of two years. Fees incurred for website hosting are expensed over the period of the benefit. Costs of operating the website are expensed as incurred.

Revenue Recognition

The Company recognizes revenue upon delivery of the product to the customer and when collection is reasonably assured.

Income Taxes

Income taxes are recognized in accordance with SFAS No. 109, “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined by applying currently enacted tax rates to temporary differences and loss carry forwards. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007 and 2006

(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased where the effects of options, warrants or other common stock equivalents are dilutive.

At February 28, 2007, basic and diluted loss per share are equal because there are no outstanding common stock equivalents.

Foreign Exchange

The Company’s functional currency is in Canadian dollars as substantially all of the Company’s operations are in Canada. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) in accordance with the FAS No. 52 “Foreign Currency Translation”.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period-end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in Stockholder’s Equity, if applicable.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Note 3	Website

2007
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$ 6,277	$ 5,489	$ 788

2006
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$ 6,277	$ 2,353	$ 3,924

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007 and 2006

(Stated in US Dollars)

Note 4	Capital Stock

During the period ended February 28, 2007, the Company did not issue any shares.

Note 5	Related Party Transactions

During the year ended February 28, 2007 the Company incurred management fees of $7,164 (2006: $11,300) with directors of the Company.

As at February 28,2007,due to related parties consists of loans from directors totalling $23,121(2006: $7,661). These loans are unsecured, do not bear interest and have no fixed terms of repayment.

As at February 28, 2007, directors of the Company own 3,000,000 common shares.

Note 6	Deferred Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2007	2006

Future income tax assets:
Non-capital loss carry-forward	$ 22,108	$ 10,651
Valuation allowance for future income tax assets	(22,108)	(10,651)

Future income tax asset, net	$ -	$ -

The amount taking into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At February 28, 2007, the Company has accumulated non-capital losses totalling $90,130 that is available to reduce taxable income in future taxation years. These losses expire between 2016 and 2027. The non-capital losses expire as follows:

2016	$ 35,533
2027	54,597

$ 90,130

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007 and 2006

(Stated in US Dollars)

Note 7	Commitment

Pursuant to a distributor agreement dated May 5, 2005, the Company acquired the non-exclusive right to market, sell and distribute North America and South America the full product line of Sunway Lighting Technology Co. Ltd. (“Sunway”). The Company has agreed to purchase 10,000 inventory units within two years of the date of the agreement or it forfeits all rights in the agreement. The Company has negotiated an extension to the agreement to May 5, 2008. In addition, the agreement requires the Company to order and maintain stock levels that are necessary to support distribution efforts, as determined by Sunway, after the 10,000 unit minimum purchase requirement has been met.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being February 28, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Executive Officer and our company’s Secretary and Treasurer. Based upon that evaluation, our company's President and Chief Executive Officer and our company’s Secretary and Treasurer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president, chief executive officer, secretary and treasurer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Robert Fraser	President, Chief Executive Officer and Director	49	May 2, 2005
William Grossholz	Secretary, Treasurer and Director	49	May 2, 2005
Robert McIsaac	Director	45	May 2, 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Robert Fraser

Robert Fraser has extensive experience in sales, marketing and consulting in the networking and communication sectors. Mr. Fraser was Marketing Manager of Galaxy Multimedia Corp. from September 2004 to December 2005 until his promotion to President in December 2005, which position he held until June 2006. Galaxy Multimedia is a voice over internet protocol wholesale provider in Canada. Mr. Fraser is currently President of Canadian Financial Processing Inc., a British Columbia company, which position he has held since October 13, 2005. Mr. Fraser was the Chief Operating Officer for Corinex Communications Corp. from May 2002 to May 2004. Corinex Communications is a research and development company specializing in networking products and services with world-wide sales. Mr. Fraser, with Corinex Communications, developed innovative models for marketing and distributing networking and other peripheral devices, involving manufacturing, sales channels and inventory financing. Prior to joining Corinex Communications, Mr. Fraser was President and Chief Executive Officer of AlphaStream Wireless Inc. from September 1999 to April 2002, a company marketing telecommunication products. In addition, Mr. Fraser has also been President of VOIP Technology Inc. and GWP Enterprises Ltd. both companies are in the telecommunication business marketing voice over internet protocol wholesale and retail long distance carrier services and equipment. Mr. Fraser also held a variety of positions from 1981 to 1996 at Dun & Bradstreet Canada, starting as a business analyst and culminating as Manager-Marketing Services. Dun & Bradstreet is considered a world leader in business information systems. Mr. Fraser was a consultant for VOIP Technology Inc., a British Columbia company, from May 2004 to September 2004. Mr. Fraser currently spends approximately 25 hours per week providing services to our company, which represents approximately 50% of his weekly working hours. He spends the remainder of his working hours working on various other business endeavors.

William Grossholz

William Grossholz is a Chartered Accountant registered with the Institute of Chartered Accountants in British Columbia with a strong financial management, administration, accounting and tax background. From September 2005 until present, Mr. Grossholz has managed the financial affairs of Hakai Networks Inc., a networking company targeting the cable television industry. Mr. Grossholz was also the Controller for Galaxy Multimedia Corp. from July 2005 to April 2006. Galaxy Multimedia is a voice over internet protocol wholesale provider in Canada. From July 2001 to July 2005, Mr. Grossholz was a founder and the Chief Financial Officer of the Chandler Development Group of companies, responsible for running the financial operations of the organization. Chandler Development Group is a $250,000,000 real estate development entity with numerous projects in British Columbia and the United States. Mr. Grossholz has been an Officer and Controller for the Canadian operations of Corinex Communications Corp. from May 2002 to May 2003. Corinex Communications is a research and development company specializing in networking products and services with world-wide sales. Mr. Grossholz has assisted in developing financing models for marketing and distributing networking and other peripheral devices. Mr. Grossholz was a director and Controller of AlphaStream Wireless Inc., from September 1999 to April 2002, a company marketing telecommunications products. In addition, Mr. Grossholz has also been a director of VOIP Technology Inc. and GWP Enterprises Ltd., both companies of which are in the telecommunications business, marketing voice over internet protocol wholesale and retail long distance carrier services and equipment. Mr. Grossholz operated a successful chartered accountancy practice in Vancouver for fourteen years, from May 1985 to June 2000, and spent two years as a Senior Business Auditor for the Canada Revenue Agency.

Mr. Grossholz currently spends approximately 15 hours per week providing services to our company, which represents approximately 30% of his working hours. He spends the remainder of his working hours working on various other business endeavors.

Robert McIsaac

Robert McIsaac has been an owner and operator of a trade company for the past 25 years, from 1980 to 2005, contracting in Whistler and Vancouver as Bob McIsaac professional Roofing Services. Mr. McIsaac managed all operations of the company including sales, collections, marketing and customer service. Mr. McIsaac brings fundamental technical knowledge relating to the lighting and signage industry as well as a sound understanding of the business aspects associated with the industry.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Robert Fraser	1(1)	1(1)	1
William Grossholz	1(1)	1(1)	1
Robert McIsaac	1(1)	1(1)	1

(1) The named officer, director or greater than 10% stockholder, as applicable, did not timely file a Form 3 – Initial Statement of Beneficial Ownership of Securities. Mr. Fraser and Mr. Grossholz filed the Form 3 on May 30, 2007 and Mr. McIsaac filed the Form 3 on June 1, 2007.

Code of Ethics

Our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)	compliance with applicable governmental laws, rules and regulations;
(4)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
(5)	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal , provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our quarterly report on Form 10-QSB filed with the Securities and Exchange Commission on February 28, 2007. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lions Gate Lighting Corp., 200 - 375 Water Street, Vancouver, BC, Canada V6B 5C6.

Nomination Process

As of June 5, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. We have determined that Robert McIsaac qualifies as an independent director as the term "independent" is used in Nasdaq Marketplace Rule 4200(a)(15).

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended February 28, 2007; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended February 28, 2007 and 2006, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Robert Fraser President, Chief Executive Officer and Director(1)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
William Grossholz Secretary, Treasurer and Director(2)	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
(1)	Robert Fraser was appointed as our President, Chief Executive Officer and director on May 2, 2005.
(2)	William Grossholz was appointed as our Secretary, Treasurer and director on May 2, 2005.

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Stock Options and Stock Appreciation Rights

From the date of inception (May 2, 2005) and up to February 28, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on February 28, 2007.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the year ended February 28, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 5, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after June 5, 2007. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Robert Fraser 2445 Sunnyside View Abbotsford B.C, V2T 4K7 Canada	1,000,000	12.5%
William Grossholz 5759 Westport Road West Vancouver, B.C. V7W 2X7 Canada	1,000,000	12.5%
Robert McIsaac 3475 Fromme Road North Vancouver, B.C. V7K 2E4 Canada	1,000,000	12.5%
Directors and Officers (3) (as a group)	3,000,000	37.5%

(1)         Based on 8,000,000 shares outstanding as of June 5, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

As at February 28, 2007, we do not have any equity compensation plans in place.

Item 12. Certain Relationships and Related Transactions and Director Independence.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended February 28, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

During the year ended February 28, 2007, we incurred management fees of $7,164 with directors of our company.

As at February 28,2007, our company owed loans to directors of our company which totalled $23,121. These loans are unsecured, do not bear interest and have no fixed terms of repayment.

Corporate Governance

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. We have determined, however, that Robert McIsaac is an independent director as defined in Nasdaq Marketplace Rule 4200(a)(15).

We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Transactions with Independent Directors

Our independent director did not enter into any transaction, relationship or arrangement during the year ended February 28, 2007 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Nasdaq Marketplace Rule 4200(a)(15).

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this report:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on July 12, 2006)

3.2	Bylaws (incorporated by reference from our SB-2 filed on July 12, 2006)
10.1	Form of Subscription Agreement used in the private placements between our company and 30 investors (incorporated by reference from our SB-2 filed on July 12 2006):
10.2	Distribution Agreement between our company and Sunway Lighting Corp. (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.3	Material terms of verbal consulting agreement entered into between our company and Cam Fraser (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.4	Material terms of verbal consulting agreement entered into between our company and Robert McIsaac (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.5*	Letter Agreement dated June 6, 2007, between our company and Sunway Lighting Corp.
14.1	Code of Ethics (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 28, 2007)
21.1	Subsidiaries of Lions Gate Lighting Corp.: LG Lighting Corp., a British Columbia company
31.1*	Section 302 Certification of Robert Fraser
31.2*	Section 302 Certification of William Grossholz
32.1*	Section 906 Certification of Robert Fraser and William Grossholz

* Filed herewith

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our board of directors appointed Madsen & Associates, CPA’s Inc. as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Madsen & Associates, CPA’s Inc. for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB for the fiscal year ended February 28, 2007 were $3,200 and for the fiscal year ended February 28, 2006 were $3,280.

Audit Related Fees

For the fiscal years ended February 28, 2007 and 2006, the aggregate fees billed for assurance and related services by Madsen & Associates, CPA’s Inc. relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $1,690 and $nil.

Tax Fees

For the fiscal years ended February 28, 2007 and 2006, the aggregate fees billed for tax compliance, by Madsen & Associates, CPA’s Inc. were $nil and $nil.

All Other Fees

For the fiscal years ended February 28, 2007 and 2006, the aggregate fees billed by Madsen & Associates, CPA’s Inc. for other non-audit professional services, other than those services listed above, totaled $nil and $nil.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Madsen & Associates, CPA’s Inc. and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Madsen & Associates, CPA’s Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE LIGHTING CORP.

/s/ Robert Fraser

By: Robert Fraser, President, Chief Executive Officer and Director

(Principal Executive Officer)

Dated: June 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Fraser

By: Robert Fraser, President, Chief Executive Officer and Director

(Principal Executive Officer)

Dated: June 13, 2007

/s/ William Grossholz

By: William Grossholz, Secretary, Treasurer and Director

(Principal Financial Officer and Principal Accounting Officer)

Dated: June 13, 2007

/s/ Robert McIsaac

By: Robert McIsaac, Director

Dated: June 13, 2007

CW1219991.3