Form 10QSB
period 2007-05-31
LIONS GATE LIGHTING CORP.
filed 2007-07-20
CIK 1368765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-52401

LIONS GATE LIGHTING CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200- 375 Water Street, Vancouver, BC, Canada V6B-5C6
(Address of principal executive offices)

778.316.0000
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  8,000,000 common shares issued and outstanding as of July 5, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended May 31, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

LIONS GATE LIGHTING INC. AND SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

(Stated in US Dollars)

(Unaudited)

F-1

LIONS GATE LIGHTING INC. AND SUBSIDIARY

INTERIM CONSOLIDATED BALANCE SHEET

May 31 2007

(Stated in US Dollars)

(Unaudited)

	May 31,	February 28,
ASSETS	2007	2007

Current
Cash	$8,948	$216
Accounts receivable	2,805	3,014

Total current assets	11,753	3,230

Website, net of depreciation – Note 3	-	788

	$11,753	$4,018

LIABILITIES

Current
Accounts payable	$4,769	$13,859
Due to related parties – Note 4	43,708	23,121

Total current liabilities	48,477	36,980

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
8,000,000 common shares	8,000	8,000
Additional paid-in capital	45,000	45,000
Comprehensive income	1,269	4,168
Deficit	(90,993)	(90,130)

Total stockholders’ equity (deficiency)	(36,724)	(32,962)

	$11,753	$4,018

Nature and Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

F-2

LIONS GATE LIGHTING INC. AND SUBSIDIARY

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

for the three months ended May 31, 2007 and 2006

(Stated in US Dollars)

(Unaudited)

	2007	2006

Revenue	$-	$5,768

Cost of sales	-	6,260

	-	(492)

Operating expenses	863	11,598

Loss from operations	(863)	(12,090)

Other:
Foreign currency translation adjustment	(2,899)	215

Net comprehensive loss for the period	$(3,762)	$(11,875)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	8,000,000	8,000,000

SEE ACCOMPANYING NOTES

F-3

LIONS GATE LIGHTING INC. AND SUBSIDIARY

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

for the three months ended May 31, 2007 and 2006

(Stated in US Dollars)

(Unaudited)

	2007	2006

Operating Activities
Net loss for the period	$(863)	$(12,090)
Add items not involving cash:
Depreciation	788	785
Bad debt expense	-	4,381
Changes in operating working capital items:
Accounts receivable	209	(4,944)
Inventory	-	6,274
Accounts payable	(9,090)	2,941

	(8,956)	(2,653)

Financing Activity
Increase in due to related parties	20,587	1,865

Effect of foreign exchange on cash	(2,899)	215

Increase (decrease) in cash during the period	8,732	(573)

Cash, at beginning of the period	216	20,411

Cash, end of the period	$8,948	$19,838

SEE ACCOMPANYING NOTES

F-4

LIONS GATE LIGHTING INC. AND SUBSIDIARY

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the period May 2, 2005 (Date of Inception) to May 31, 2007

(Stated in US Dollars)

(Unaudited)

		Common Stock
				Additional
				Paid-in	Comprehensive
		Shares	Par Value	Capital	Income	Deficit	Total

Capital stock issued for cash:
May 2, 2005	- at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
May 15 to July 15, 2005	- at $0.01	5,000,000	5,000	45,000	-	-	50,000
Foreign currency translation adjustment		-	-	-	3,479	-	3,479
Net loss for the period		-	-	-	-	(35,533)	(35,533)

Balance, February 28, 2006		8,000,000	8,000	45,000	3,479	(35,533)	20,946
Foreign currency translation adjustment		-	-	-	689	-	689
Net loss for the year		-	-	-	-	(54,597)	(54,597)

Balance, February 28, 2007		8,000,000	8,000	45,000	4,168	(90,130)	(32,962)
Foreign currency translation adjustment		-	-	-	(2,899)	-	(2,899)
Net loss for the period		-	-	-	-	(863)	(863)

Balance, May 31, 2007		8,000,000	$8,000	$45,000	$1,269	$(90,993)	$(36,724)

SEE ACCOMPANYING NOTES

F-5

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

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

The results of operations for the period ended May 31, 2007, are not necessarily indicative of the results that can be expected for the year ended February 28, 2008.

Note 2	Nature and Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $90,993 since its inception, has a working capital deficiency of $36,724 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Website

May 31, 2007
		Accumulated	Net
	Cost	Depreciation	Book Value

Website	$ 6,277	$ 6,277	$ -

F-6

Lions Gate Lighting Corp. and Subsidiary

Notes to the Interim Consolidated Financial Statements

May 31, 2007

(Stated in US Dollars)

(Unaudited) – Page 2

Note 3	Website – (cont’d)

February 28, 2007
		Accumulated	Net
	Cost	Depreciation	Book Value

Website	$ 6,277	$ 5,489	$ 788

Note 4	Related Party Transactions

During the three months ended May 31, 2007, the Company was charged consulting fees totalling $Nil (2006: $3,080) by a director of the Company.

As at May 31, 2007, the Company received loans from directors totalling $43,708. These loans are unsecured, do not bear interest and have no fixed terms of repayment.

At May 31, 2007, directors of the Company own 3,000,000 common shares.

Note 5	Commitment

Pursuant to a distributor agreement dated May 27, 2005, the Company acquired the non-exclusive right to market, sell and distribute in North and South America the full product line of Sunway Lighting Technology Co. Ltd. (“Sunway”). The Company has agreed to purchase 10,000 inventory units within two years of the date of the agreement or it forfeits all rights in the agreement. The Company has negotiated an extension to the agreement to May 8, 2008. In addition, the agreement requires the Company to order and maintain stock levels that are necessary to support distribution efforts, as determined by Sunway, after the 10,000 unit minimum purchase requirement has been met.

F-7

3

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

Results of Operations for the Three Months Ended May 31, 2007

During the three months ended May 31, 2007, we did not achieve any sales and were inactive due to our depleted working capital position. We are currently in the process of obtaining capital to pursue our business plan. As at May 31, 2007, we received loans from our directors totalling $43,708. These loans are unsecured, do not bear interest and have no fixed terms of repayment. Over the next twelve (12) months, we intend to raise capital in order to pursue our business plan.

During the three months ended May 31, 2007, we generated $Nil in revenue, compared to $5,768 for the three month period ended May 31, 2006. The majority of our sales, for the three months ended May 31, 2006 were sample sales to re-sellers and value added retailers. The cost of sales on orders for the three month period ended May 31, 2006 was $6,260, or approximately 109% of sales revenue.

During the three months ended May 31, 2007, our operating expenses totalled $863, compared to $11,598 for the three month period ended May 31, 2006. The reduction in operating expenses was proportionate to our reduction in sales and operations as a result of our depleted working capital position. We reported a loss from operations of $3,762 for the three months ended May 31, 2007, compared to a loss from operations of $11,875 for the three month period ended May 31, 2006.

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

                Our cash on hand as at May 31, 2007 was $8,948. As at May 31, 2007, we had a working capital deficiency of $36,724. We require funds to enable us to address our minimum current and ongoing expenses, continue with marketing and promotion activity connected with the development and marketing of our products and enable limited expansion of our website. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our securities.

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

Operating Activities

Operating activities used cash of $8,956 for the three months ended May 31, 2007, compared to $2,653 for the three month period ended May 31, 2006. The increase in cash used in operating activities during the three months ended May 31, 2007 was largely the result of increased payments of accounts payable.

Financing Activities

Financing activities provided cash of $20,587 for the three months ended May 31, 2007. Financing activities provided cash of $1,865 for the three month period ended May 31, 2006.

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

Going Concern

The audited consolidated financial statements included with our Form 10-KSB filed with the Securities and Exchange Commission on June 13, 2007 were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

NEW ACCOUNTING POLICIES

As of May 31, 2007, there were no new accounting policies that will materially effect our company.

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

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated $Nil in revenue from the sale of lighting and signage products during the three months ended May 31, 2007. As at May 31, 2007, we had cash of $8,948 and a working capital deficiency of $36,724. We can offer no assurance that we will be able to generate any cash flow from operations in the foreseeable future until we are successful at the execution of our business plan. We estimate that we will require between $59,000 and $105,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign distribution agreements with distributors and wholesalers of lighting and signage products or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of lighting products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

We have generated limited revenues since our inception on May 2, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at February 28, 2007, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our products gain significant popularity. Notwithstanding our decreased operating expenses during the three months ended May 31, 2007, we estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (approximately $1,500 a month), to be between $5,000 and $8,750 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website and products by consumers of lighting products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended February 28, 2007.

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

Our sole supplier, Sunway Lighting of Guangdong Province, China, supplied our company with all of the products that our company sold during the three months ended May 31, 2007. Sunway Lighting manufactures its products and develops the technologies within such products. In addition, Sunway Lighting also supplies lighting products from other manufacturers. As of July 5, 2007, Sunway Lighting supplied our company with products from five additional manufacturers in addition to products manufactured directly by Sunway Lighting. A significant decline in our supplier’s financial condition, a material rise in the cost of its prices or a reduction in the number of products currently available could adversely affect our results of operations. In addition, if our existing relationship with Sunway Lighting deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by Sunway Lighting, our results of operations could be adversely affected.

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

We offer lighting and signage products to distributors and wholesalers through our marketing efforts, both on and off the internet. As of July 5, 2007, we have not entered into any distribution or wholesale agreements but we have sold products to three customers on a reoccurring basis. Since we expect that in the future, substantially all of our revenues will be generated from product sales through distributors and/or wholesalers, it is vital that we have a flexible relationship with potential distributors and wholesalers in the industry. We believe that establishing and maintaining professional working relationships that are flexible for both parties will help increase the awareness of our lighting and signage products. Promotion of our products will depend largely on our success in managing samples and systems that best support our future distributors and wholesalers. In order to attract and retain wholesalers of our products and to promote and maintain our relationships in response to competitive pressures, we may increase our financial commitment to expanding and developing our business systems. If we are unable to provide high quality, competitively priced lighting products, or otherwise fail to establish and maintain our industry relationships, incur excessive expenses in an attempt to improve, or promote and maintain our systems, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our company’s secretary and treasurer. Based upon that evaluation, our company's president and chief executive officer and our company’s secretary and treasurer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1.  Legal Proceedings.

As of July 5, 2007, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on July 12, 2006)
3.2	Bylaws (incorporated by reference from our SB-2 filed on July 12, 2006)
10.1	Form of Subscription Agreement used in the private placements between our company and 30 investors (incorporated by reference from our SB-2 filed on July 12 2006)
10.2	Distribution Agreement between our company and Sunway Lighting Corp. (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.3	Material terms of verbal consulting agreement entered into between our company and Cam Fraser (incorporated by reference from our SB-2/A filed on September 22, 2006)

10.4	Material terms of verbal consulting agreement entered into between our company and Robert McIsaac (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.5	Letter Agreement dated June 6, 2007, between our company and Sunway Lighting Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on June 13, 2007 )
14.1	Code of Ethics (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 28, 2007)
21.1	Subsidiaries of Lions Gate Lighting Corp.: LG Lighting Corp., a British Columbia company
31.1*	Section 302 Certification of Robert Fraser
31.2*	Section 302 Certification of William Grossholz
32.1*	Section 906 Certification of Robert Fraser and William Grossholz

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE LIGHTING CORP.

/s/ Robert Fraser

By: Robert Fraser, President, Chief Executive Officer and Director

(Principal Executive Officer)

Dated: July 20, 2007

/s/ William Grossholz

By: William Grossholz, President, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Dated: July 20, 2007

CW1304472.3