Form 10QSB/A
period 2006-11-30
LIONS GATE LIGHTING CORP.
filed 2007-08-31
CIK 1368765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ]	No [ ]

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

Dated: August 31, 2007

/s/ William Grossholz

By: William Grossholz, President, Secretary and Director

(Principal Financial Officer and Principal Accounting Officer)

Dated: August 31, 2007

CW1388041.1