Form 10QSB
period 2007-08-31
LIONS GATE LIGHTING CORP.
filed 2007-10-15
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 common shares issued and outstanding as of October 4, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended August 31, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in US Dollars)

(Unaudited)

4

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
INTERIM CONSOLIDATED BALANCE SHEETS
August 31, 2007 and February 28, 2007
(Stated in US Dollars)
(Unaudited)

	August 31,	February 28,
ASSETS	2007	2007

Current
Cash	$4,223	$216
Accounts receivable	-	3,014

Total current assets	4,223	3,230

Website, net of amortization – Note 3	-	788

	$4,223	$4,018

LIABILITIES

Current
Accounts payable	$9,677	$13,859
Due to related parties – Note 4	44,067	23,121

Total current liabilities	53,744	36,980

SHAREHOLDERS’ DEFICIENCY

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,000,000 common shares	8,000	8,000
Additional paid-in capital	45,000	45,000
Comprehensive income	1,053	4,168
Deficit	(103,574)	(90,130)

Total stockholders’ deficiency	(49,521)	(32,962)

	$4,223	$4,018

Nature and Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

5

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended August 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2007	2006	2007	2006
Revenue	$-	$1,784	$-	$7,522
Cost of sales	-	1,512	-	7,772
Gross margin	-	272	-	(250)
Operating expenses	12,581	17,310	13,444	28,908
Loss from operations	(12,581)	(17,038)	(13,444)	(29,158)
Other:
Foreign currency translation adjustment	(216)	4,641	(3,115)	4,856
Net comprehensive loss for the period	$(12,797)	$(12,397)	$(16,559)	$(24,302)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

SEE ACCOMPANYING NOTES

6

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended August 31, 2007 and 2006
(Stated in US Dollars)
(Unaudited)

	Six months ended
	August 31,
	2007	2006

Operating Activities
Net loss for the period	$(13,444)	$(29,158)
Add (deduct) items not involving cash:
Depreciation	842	1,581
Bad debt expense	2,833	4,412
Gain on write-off of accounts payable	(1,925)	-
Changes in operating working capital items:
Accounts receivable	3,014	(5,735)
Inventory	-	6,282
Accounts payable	(4,182)	(4,160)

	(12,862)	(26,778)

Financing Activity
Increase in due to related parties	19,984	2,167

Effect of foreign exchange on cash	(3,115)	4,856

Increase (decrease) in cash during the period	4,007	(19,755)

Cash, beginning of the period	216	20,411

Cash, end of the period	$4,223	$656

SEE ACCOMPANYING NOTES

7

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period May 2, 2005 (Date of Inception) to August 31, 2007
(Stated in US Dollars)
(Unaudited)

	Common Stock
			Additional
			Paid-in	Comprehensive
	Shares	Par Value	Capital	Income	Deficit	Total

Capital stock issued for cash:
May 2, 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$3,000
May 15 to July 15, 2005 - at $0.01	5,000,000	5,000	45,000	-	-	50,000
Foreign currency translation adjustment	-	-	-	3,479	-	3,479
Net loss for the period	-	-	-	-	(35,533)	(35,533)

Balance, February 28, 2006	8,000,000	8,000	45,000	3,479	(35,533)	20,946
Foreign currency translation adjustment	-	-	-	689	-	689
Net loss for the year	-	-	-	-	(54,597)	(54,597)

Balance, February 28, 2007	8,000,000	8,000	45,000	4,168	(90,130)	(32,962)
Foreign currency translation adjustment	-	-	-	(3,115)	-	(3,115)
Net loss for the period	-	-	-	-	(13,444)	(13,444)

Balance, August 31, 2007	8,000,000	$8,000	$45,000	$1,053	$(103,574)	$(49,521)

SEE ACCOMPANYING NOTES

8

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s February 28, 2007 financial statements.

The results of operations for the period ended August 31, 2007 are not necessarily indicative of the results that can be expected for the year ended February 28, 2008.

Note 2	Nature and Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $103,574 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Website

	August 31, 2007
		Accumulated	Net
	Cost	Depreciation	Book Value

Website	$6,277	$6,277	$-

Lions Gate Lighting Corp. and Subsidiary
Notes to the Interim Consolidated Financial Statements
August 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Website – (cont’d)

	February 28, 2007
		Accumulated	Net
	Cost	Depreciation	Book Value

Website	$6,277	$5,489	$788

Note 4	Related Party Transactions

During the six months ended August 31, 2007, the Company was charged consulting fees totalling $Nil (2006: $5,449) by directors of the Company.

As at August 31, 2007, the Company received advances from directors totalling $44,067. These advances are unsecured, do not bear interest and have no fixed terms of repayment.

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

PLAN OF OPERATIONS

Results of Operations for the Three Months Ended August 31, 2007

     During the three months ended August 31, 2007, we did not achieve any sales and were inactive due to our depleted working capital position. We are currently in the process of obtaining capital to pursue our business plan. As at August 31, 2007, we received loans from our directors totalling $44,067. These loans are unsecured, do not bear interest and have no fixed terms of repayment. Over the next twelve (12) months, we intend to raise capital in order to pursue our business plan.

     During the three months ended August 31, 2007, we did not generate any revenue, compared to $1,784 for the three month period ended August 31, 2006. The majority of our sales, for the three months ended August 31, 2006 were sample sales to re-sellers and value added retailers. The cost of sales on orders for the three month period ended August 31, 2006 was $1,512, or approximately 85% of sales revenue.

     During the three months ended August 31, 2007, our operating expenses totalled $12,581, compared to $17,310 for the three month period ended August 31, 2006. The reduction in operating expenses was proportionate to our reduction in sales and operations as a result of our depleted working capital position. We reported a loss from operations of $12,581 for the three months ended August 31, 2007, compared to a loss from operations of $17,038 for the three month period ended August 31, 2006.

Results of Operations for the Six Months Ended August 31, 2007

     During the six months ended August 31, 2007, we did not achieve any sales and were inactive due to our depleted working capital position. We are currently in the process of obtaining capital to pursue our business plan.

     During the six months ended August 31, 2007, we did not generate any revenue, compared to $7,522 for the six month period ended August 31, 2006. The majority of our sales, for the six months ended August 31, 2006 were sample sales to re-sellers and value added retailers. The cost of sales on orders for the six month period ended August 31, 2006 was $7,772, or approximately 103% of sales revenue.

     During the six months ended August 31, 2007, our operating expenses totalled $13,444, compared to $28,908 for the six month period ended August 31, 2006. The reduction in operating expenses was proportionate to our reduction in sales and operations as a result of our depleted working capital position. We reported a loss from operations of $13,444 for the six months ended August 31, 2007, compared to a loss from operations of $29,158 for the six month period ended August 31, 2006.

Liquidity and Capital Resources

     Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations.

     There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the entry into a supplier or distribution agreement, the successful and sufficient market acceptance of lighting products that we intend to distribute following entry into a distribution agreement, and maintaining a break even or profitable level of operations.

     We have incurred operating losses since inception, and this is likely to continue for the next twelve month period. Management projects that we may require an additional $59,000 to $105,000 to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period

Operating expenditures
Marketing and Consultant Costs	$34,000	-	$60,000
Office and General Expenses	$4,000	-	$8,000
Professional Fees	$15,000	-	$25,000
Website development costs	$1,000	-	$2,000
Working capital	$5,000	-	$10,000
Total	$59,000	-	$105,000

     Our cash on hand as at August 31, 2007 was $4,223. As at August 31, 2007, we had a working capital deficiency of $49,521. We require funds to enable us to address our minimum current and ongoing expenses and continue with marketing and promotion activity connected with the development and marketing of our business. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our securities.

     Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended February 28, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon the entry into a distribution agreement through which we can supply lighting products, obtaining further financing, successful and sufficient market acceptance of our business, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Operating Activities

     Operating activities used cash of $12,862 for the six months ended August 31, 2007, compared to $26,778 for the six month period ended August 31, 2006. The decrease in cash used in operating activities during the six months ended August 31, 2007 was largely the result of a decrease in net loss in comparison to the six months ended August 31, 2006.

Financing Activities

     Financing activities provided cash of $19,984 for the six months ended August 31, 2007. Financing activities provided cash of $2,167 for the six months ended August 31, 2006.

Investing Activities

     We did not receive or incur any amounts in regards to investing activities during the six months ended August 31, 2007 and 2006.

Future Operations

     Our primary short-term objective is to enter into one or more distribution agreements through which we may sell a range of LED (light-emitting-diode), fluorescent, and neon lighting products, lighting accessories and solutions for the signage industry. Following the entry into one or more distribution agreements, we intend on expanding our market-share by:

1.	Increasing marketing efforts to companies and retailers within and outside of British Columbia.

2.	Offering new innovative lighting and signage products, and offering access to the latest manufacturing and technological advancements.

3.	Diversifying product offerings to include varying LED products to target various industries.

     We have encountered difficulties in implementing our business plan as an internet based distributor of lighting products. Management has faced many challenges in an attempt to secure a viable supplier of lighting products and establish a profitable distribution network for such products. As a result, management has realized that the business does not present the best opportunity for our company to maximize shareholder value. Accordingly, our company is simultaneously seeking other suitable businesses with which to enter into a business opportunity or business combination.

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

NEW ACCOUNTING POLICIES

     As of August 31, 2007, there were no new accounting policies that will materially effect our company.

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

Our company and Sunway Lighting Corp. have mutually agreed to terminate our sole distribution agreement, and as a result, we will be unable to fulfill any customers' orders until we are able to enter into a distribution agreement with another distributor of lighting products.

     Our former sole supplier, Sunway Lighting of Guangdong Province, China, supplied our company with all of the products that our company has sold to date. During the quarter ended August 31, 2007, our company and Sunway Lighting mutually agreed to terminate the distribution agreement. As a result, our company is currently exploring opportunities and relationships with alternate distributors of lighting products. Until we enter into an agreement with an alternate supplier or distributor, we will be unable to fulfill any customer orders and will be unable to generate any revenues.

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

     To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We did not generate any revenue from the sale of lighting and signage products during the three months ended August 31, 2007. As at August 31, 2007, we had cash of $4,223 and a working capital deficiency of $49,521. We can offer no assurance that we will be able to generate any cash flow from operations in the foreseeable future until we are successful at the execution of our business plan. We estimate that we will require between $59,000 and $105,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business to respond to competitive pressures, to sign distribution agreements with distributors and wholesalers of lighting and signage products or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of lighting products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

     We have generated limited revenues since our inception on May 2, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at February 28, 2007, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our business gains significant popularity. Notwithstanding our decreased operating expenses during the three months ended August 31, 2007, we estimate our average monthly operating expenses, not including one time expenses in marketing, to be between $5,000 and $8,750 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our business from consumers of lighting products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended February 28, 2007.

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

     We will depend almost exclusively on outside capital to pay for the continued development and marketing of our business. Such outside capital may include the sale of additional stock, shareholder advances and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

     Two of our directors and officers are involved in other business activities. Robert Fraser, our chief executive officer, president and director spends approximately 5 hours, or 10%, of his business time on the management of our company and William Grossholz, our secretary, treasurer and director, spends approximately 2.5 hours, or 5%, of his business time on the management of our company. As a result of their other business endeavors, Mr. Fraser and Mr. Grossholz may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of Mr. Fraser’s or Mr. Grossholz’s other business interests.

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

     We are seeking to enter into a supplier or distribution agreement with a third party to offer lighting and signage products through our marketing efforts, both on and off the internet. As of October 4, 2007, we have not entered into any distribution or wholesale agreements but we have sold products to three customers on a reoccurring basis. Since we expect that in the future, substantially all of our revenues will be generated from product sales through distributors and/or wholesalers, it is vital that we have a flexible relationship with potential distributors and wholesalers in the industry. We believe that establishing and maintaining professional working relationships that are flexible for both parties will help increase the awareness of our business. Promotion of our business can only occur after we have entered into a supplier or distribution agreement and will depend largely on our success in managing samples and systems that best support our future distributors and wholesalers. In order to attract and retain wholesalers in our business segment, and to promote and maintain our relationships in response to competitive pressures, we may increase our financial commitment to expanding and developing our business systems. If we are unable to locate a source for lighting products or provide high quality, competitively priced lighting products, or if we otherwise fail to establish industry relationships, incur excessive expenses in an attempt to improve, or promote and maintain our systems, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

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

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

     In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and our secretary and treasurer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of August 31, 2007, the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     As of October 4, 2007, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit	Description
Number
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on July 12, 2006)
3.2	Bylaws (incorporated by reference from our SB-2 filed on July 12, 2006)
10.1	Form of Subscription Agreement used in the private placements between our company and 30 investors (incorporated by reference from our SB-2 filed on July 12 2006)
10.2	Distribution Agreement between our company and Sunway Lighting Corp. (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.3	Material terms of verbal consulting agreement entered into between our company and Cam Fraser (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.4	Material terms of verbal consulting agreement entered into between our company and Robert McIsaac (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.5	Letter Agreement dated June 6, 2007, between our company and Sunway Lighting Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on June 13, 2007 )
14.1	Code of Ethics (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 28, 2007)
21.1	Subsidiaries of Lions Gate Lighting Corp.: LG Lighting Corp., a British Columbia company
31.1*	Section 302 Certification of Robert Fraser
31.2*	Section 302 Certification of William Grossholz
32.1*	Section 906 Certification of Robert Fraser and William Grossholz

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE LIGHTING CORP.

/s/ Robert Fraser
By: Robert Fraser, President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: October 15, 2007

/s/ William Grossholz
By: William Grossholz, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: October 15, 2007