Form 10QSB
period 2007-11-30
LIONS GATE LIGHTING CORP.
filed 2008-01-14
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,000,000 common shares issued and outstanding as of January 10, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2007

(Stated in US Dollars)

(Unaudited)

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
November 30, 2007 and February 28, 2007
(Stated in US Dollars)
(Unaudited)

	November 30,	February 28,
ASSETS	2007	2007

Current
Cash	$3,971	$216
Accounts receivable	-	3,014

Total current assets	3,971	3,230

Website, net of amortization – Note 3	-	788

	$3,971	$4,018

LIABILITIES

Current
Accounts payable	$3,438	$13,859
Due to related parties – Note 4	57,223	23,121

Total current liabilities	60,661	36,980

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,000,000 common shares	8,000	8,000
Additional paid-in capital	45,000	45,000
Comprehensive income (loss)	(1,553)	4,168
Deficit	(103,574)	(90,130)
Deficit accumulated during the development stage	(4,563)	-

Total stockholders’ deficiency	(56,690)	(32,962)

	$3,971	$4,018

Nature and Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three and nine months ended November 30, 2007 and 2006 and for the period September 1, 2007 (Commencement of Development Stage)
to November 30, 2007
(Stated in US Dollars)
(Unaudited)

									September 1,
									2007
									(Commencement
									of
									Development
		Three months ended				Nine months ended			Stage) to
		November 30,				November 30			November 30,
		2007		2006		2007		2006	2007

Revenue	$	- $		2,160	$	- $		9,682	$-

Cost of sales		-		1,779		-		9,551	-

Gross margin		-		381		-		131	-

Operating expenses		4,563		12,682		18,007		41,590	4,563

Loss from operations		(4,563)		(12,301)		(18,007)		(41,459)	(4,563)

Other:
Foreign currency translation
adjustment		(2,606)		(4,583)		(5,721)		273	(2,606)

Net comprehensive loss for the
period		$(7,169	) $	(16,884)		$(23,728	) $	(41,186)	$(7,169)

Basic and diluted loss per share		$(0.00	) $	(0.00)		$(0.00	) $	(0.00)

Weighted average number of
shares outstanding		8,000,000		8,000,000		8,000,000		8,000,000

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended November 30, 2007 and 2006 and
for the period September 1, 2007 (Commencement of Development Stage)
to November 30, 2007
(Stated in US Dollars)
(Unaudited)

			September 1,
			2007
			(Commencement
			of
			Development
	Nine months ended		Stage) to
	November 30,		November 30,
	2007	2006	2007

Operating Activities
Net loss for the period	$(18,007)	$(41,459)	$(4,563)
Add (deduct) items not involving cash:
Depreciation	788	2,343	-
Bad debt expense	-	6,055	-
Changes in operating working capital items:
Accounts receivable	3,014	(6,548)	-
Inventory	-	6,338	-
Accounts payable	(10,421)	(1,517)	(6,239)

	(24,626)	(34,788)	(10,802)

Financing Activity
Increase in due to related parties	34,102	16,010	13,156

Effect of foreign exchange on cash	(5,721)	273	(2,606)

Increase (decrease) in cash during the period	3,755	(18,505)	(252)

Cash, beginning of the period	216	20,411	4,223

Cash, end of the period	$3,971	$1,906	$3,971

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period May 2, 2005 (Date of Inception) to November 30, 2007
(Stated in US Dollars)
(Unaudited)

							Deficit
			Common Stock				Accumulated
				Additional			During the
				Paid-in	Comprehensive		Development
		Shares	Par Value	Capital	Income (Loss)	Deficit	Stage	Total

Capital stock issued for cash:
May 2, 2005	- at $0.001	3,000,000	$3,000	$-	$-	$-	$-	$3,000
May 15 to July 15, 2005	- at $0.01	5,000,000	5,000	45,000	-	-	-	50,000
Foreign currency translation adjustment		-	-	-	3,479	-	-	3,479
Net loss for the period		-	-	-	-	(35,533)	-	(35,533)

Balance, February 28, 2006		8,000,000	8,000	45,000	3,479	(35,533)	-	20,946
Foreign currency translation adjustment		-	-	-	689	-	-	689
Net loss for the year		-	-	-	-	(54,597)	-	(54,597)

Balance, February 28, 2007		8,000,000	8,000	45,000	4,168	(90,130)	-	(32,962)
Foreign currency translation adjustment		-	-	-	(5,721)	-	-	(5,721)
Net loss for the period		-	-	-	-	(13,444)	(4,563)	(18,007)

Balance, November 30, 2007		8,000,000	$8,000	$45,000	$(1,553)	$(103,574)	$(4,563)	$(56,690)

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2007
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

The results of operations for the period ended November 30, 2007 are not necessarily indicative of the results that can be expected for the year ended February 28, 2008.

Note 2	Nature and Continuance of Operations

The Company’s principal business operations as an internet-based distributor of lighting products ceased September 1, 2007. Consequently, the Company’s operations are disclosed as being in the development stage commencing September 1, 2007.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $108,137 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Website

		November 30, 2007
		Accumulated	Net
	Cost	Depreciation	Book Value

Website	$6,277	$6,277	$-

Lions Gate Lighting Corp. and Subsidiary
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
November 30, 2007
(Stated in US Dollars)
(Unaudited) – Page 2

Note 3	Website – (cont’d)

		February 28, 2007
		Accumulated	Net
	Cost	Depreciation	Book Value

Website	$6,277	$5,489	$788

Note 4	Related Party Transactions

During the nine months ended November 30, 2007, the Company was charged consulting fees totalling $Nil (2006: $5,449) by directors of the Company.

As of November 30, 2007, the Company received loans from directors totalling $57,223 (February 28, 2007: $23,121). These loans are unsecured, do not bear interest and have no fixed terms of repayment.

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

PLAN OF OPERATIONS

Results of Operations for the Three Months Ended November 30, 2007

     During the three months ended November 30, 2007, we did not achieve any sales and were inactive due to our depleted working capital position. We are currently in the process of obtaining capital to pursue our business plan. As at November 30, 2007, we received loans from our directors totalling $57,223. These loans are unsecured, do not bear interest and have no fixed terms of repayment. Over the next twelve (12) months, we intend to raise capital in order to pursue our business plan.

     During the three months ended November 30, 2007, we did not generate any revenue, compared to $2,160 for the three month period ended November 30, 2006. The majority of our sales, for the three months ended November 30, 2006 were sample sales to re-sellers and value added retailers. The cost of sales on orders for the three month period ended November 30, 2006 was $1,779, or approximately 82% of sales revenue.

     During the three months ended November 30, 2007, our operating expenses totalled $4,563, compared to $12,682 for the three month period ended November 30, 2006. The reduction in operating expenses was proportionate to our reduction in sales and operations as a result of our depleted working capital position. We reported a loss from operations of $4,563 for the three months ended November 30, 2007, compared to a loss from operations of $12,301 for the three month period ended November 30, 2006.

Results of Operations for the Nine Months Ended November 30, 2007

     During the nine months ended November 30, 2007, we did not achieve any sales and were inactive due to our depleted working capital position. We are currently in the process of obtaining capital to pursue our business plan.

     During the nine months ended November 30, 2007, we did not generate any revenue, compared to $9,682 for the nine month period ended November 30, 2006. The majority of our sales, for the nine months ended November 30, 2006 were sample sales to re-sellers and value added retailers. The cost of sales on orders for the nine month period ended November 30, 2006 was $9,551, or approximately 98% of sales revenue.

     During the nine months ended November 30, 2007, our operating expenses totalled $18,007, compared to $41,590 for the nine month period ended November 30, 2006. The reduction in operating expenses was proportionate to our reduction in sales and operations as a result of our depleted working capital position. We reported a loss from operations of $18,007 for the nine months ended November, 2007, compared to a loss from operations of $41,459 for the nine month period ended November 30, 2006.

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

     Our cash on hand as at November 30, 2007 was $3,971. As at November 30, 2007, we had a working capital deficiency of $56,690. We require funds to enable us to address our minimum current and ongoing expenses and continue with marketing and promotion activity connected with the development and marketing of our business. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our securities.

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

Operating Activities

     Operating activities used cash of $24,626 for the nine months ended November 30, 2007, compared to $34,788 for the nine month period ended November 30, 2006. The decrease in cash used in operating activities during the nine months ended November 30, 2007 was largely the result of a decrease in net loss in comparison to the nine months ended November 30, 2006.

Financing Activities

     Financing activities provided cash of $34,102 for the nine months ended November 30, 2007. Financing activities provided cash of $16,010 for the nine months ended November 30, 2006.

Investing Activities

     We did not receive or incur any amounts in regards to investing activities during the nine months ended November 30, 2007 and 2006.

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

NEW ACCOUNTING POLICIES

As of November 30, 2007, there were no new accounting policies that will materially effect our company.

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

     To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We did not generate any revenue from the sale of lighting and signage products during the three months ended November 30, 2007. As at November 30, 2007, we had cash of $3,971 and a working capital deficiency of $56,690. We can offer no assurance that we will be able to generate any cash flow from operations in the foreseeable future until we are successful at the execution of our business plan. We estimate that we will require between $59,000 and $105,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our business to respond to competitive pressures, to sign distribution agreements with distributors and wholesalers of lighting and signage products or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of lighting products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

     We have generated limited revenues since our inception on May 2, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at February 28, 2007, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our business gains significant popularity. Notwithstanding our decreased operating expenses during the three months ended November 30, 2007, we estimate our average monthly operating expenses, not including one time expenses in marketing, to be between $5,000 and $8,750 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our business from consumers of lighting products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended February 28, 2007.

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

     We are seeking to enter into a supplier or distribution agreement with a third party to offer lighting and signage products through our marketing efforts, both on and off the internet. As of January 10, 2008, we have not entered into any distribution or wholesale agreements but we have sold products to three customers on a reoccurring basis. Since we expect that in the future, substantially all of our revenues will be generated from product sales through distributors and/or wholesalers, it is vital that we have a flexible relationship with potential distributors and wholesalers in the industry. We believe that establishing and maintaining professional working relationships that are flexible for both parties will help increase the awareness of our business. Promotion of our business can only occur after we have entered into a supplier or distribution agreement and will depend largely on our success in managing samples and systems that best support our future distributors and wholesalers. In order to attract and retain wholesalers in our business segment, and to promote and maintain our relationships in response to competitive pressures, we may increase our financial commitment to expanding and developing our business systems. If we are unable to locate a source for lighting products or provide high quality, competitively priced lighting products, or if we otherwise fail to establish industry relationships, incur excessive expenses in an attempt to improve, or promote and maintain our systems, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

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

     As of November 30, 2007, the three month period year covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

               As of January 10, 2008, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

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

LIONS GATE LIGHTING CORP.

/s/ Robert Fraser
Robert Fraser, President, CEO and Director
(Principal Executive Officer)
Dated: January 14, 2008

/s/ William Grossholz
By: William Grossholz, Treasurer, Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: January 14, 2008