Form 10KSB
period 2008-02-29
LIONS GATE LIGHTING CORP.
filed 2008-05-29
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ] Commission file number 000-52401

LIONS GATE LIGHTING CORP.
(name of small business issuer in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 - 375 Water Street
Vancouver, BC, Canada	V6B 5C6
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604-729-5759

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State Issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

5,000,000 common shares at $0.06 (1) = $300,000

(1) Our shares are currently quoted on the OTC Bulletin Board under the stock symbol "LNLT". Our shares have not traded on the OTC Bulletin Board to date. The price of $0.06 was the last bid price for our shares on the OTC Bulletin Board.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

8,000,000 common shares issued and outstanding as of May 15, 2008

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

General

     We were incorporated on May 2, 2005, in the State of Nevada. LG Lighting is our wholly-owned subsidiary which we incorporated as a British Columbia company on May 11, 2005. The results of operations of LG Lighting have been consolidated with the results of operations of our company. Following incorporation, we commenced the business of marketing lighting products and accessories throughout our target markets of North America.

Current Business

     On August 31, 2007, our sole distribution agreement with Sunway Lighting terminated. Following that date, we have operated without a supplier of lighting products and accessories. We are currently seeking suitable arrangements to enter into a new supplier agreement with one or more alternate suppliers, following which we will continue our business of offering quality lighting products and accessories. Following entry into a supplier agreement, we intend to offer and sell a range of LED (Light-Emitting-Diode), fluorescent, and neon lighting products, lighting accessories and solutions for the signage industry. Our company intends to target the market of lighting and signage wholesalers, distributors and retailers primarily in British Columbia and the rest of North America.

     British Columbia has numerous businesses engaged in our target market, namely, the distribution of lighting and signage products. Following entry into a supplier agreement, we intend to establish market share by underpricing our competitors while offering high-quality lighting and signage products to wholesale companies, distributors and retailers of lighting and signage products. We intend to market such products to customers by emphasizing the cost savings available to them through the use of our future products. LED’s have a long life span: typically ten years, twice as long as the best compact fluorescent bulbs and twenty times longer than the best incandescent bulbs. (Incandescent bulbs can also be made to last a long time by running at lower than normal voltage, but only at a high cost in efficiency; LED’s have a long life when operated at their rated power).

     We are currently seeking new suppliers in order to resume our business of selling and marketing lighting technology products. In the event we are unsuccessful in identifying and entering into a supplier agreement on terms acceptable to us, our company may elect to pursue alternate business opportunities in order to maximize shareholder value. Such opportunities may involve opportunities with entities outside of the lighting technology business.

Anticipated sources of Revenue

     We have identified the following categories of products that we are seeking to offer: flashlights, neon clocks, LED pool and spa lights, auto accessories, fluorescent lighting, signage products, power supplies and transformers, LED Christmas lights, LED residential and commercial lighting products, LED traffic signs, LED spa lighting packages and new LED RGB (Red-Green-Blue) light bulbs that are remote controlled. The bulk of these products are smaller, low-cost products that lend themselves to the retail market. Future products may also include refined LED E-27 and MR16 Bulbs, which are LED replacements for conventional screw-in and plug-in bulbs. These products are of interest to wholesalers, distributors and independent building contractors and suppliers.

Marketing

     Upon entry into a supplier agreement, we intend to market locally in person with demonstrations and sample products and market our products to the remainder of the North American market through our website. For our local British Columbia market, we intend to demonstrate to our potential customers how our LED and signage products are superior to not only regular incandescent lighting products, but also any other widely manufactured forms of lighting. Outside of our local market in British Columbia, Canada, we intend to primarily use our website for marketing but also have flexible solutions for potential distributors who wish to sample our future products. For example, a potential customer in the United States may purchase a sample of our future product and have the cost of shipping the product subtracted from the cost of their next order as a goodwill gesture, saving the company money for pre-purchasing a sample. If the same company feels the market is slow for the product, but they still want to test the market, they can simply sign a trial agreement for the future product and we will send it to them for review. In this way we can appeal to the conservative customer and the customer who wishes to expand quickly into the markets we intend to provide access to.

     Aside from these marketing tools, we have also utilized the internet as a useful marketing tool. Our website, www.lglcorp.com, was initially designed to be utilized as a trial offering site, where any person could purchase samples of any of our products on-line. Information on our website does not form part of this annual report. We have since re-formatted the site to simply provide information to our prospective wholesalers, distributors and retailers, removing the option of payment through our website due to pricing conflicts and security concerns with our customers. Although customers will not be able to purchase future products through our website, customers may purchase future products using PayPal, after we provide the customer with payment instructions.  We have started to add additional information on our website including numerous pictures and we hope to add video displays in the near future. The website has yet to be marketed to its potential.

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

     Another aspect of our competition relates to the specific product. For example, future lighting solutions and signage product pricing will compete strongly against various manufacturers of similar products, yet the bulk of accessories compete strongly with wholesale pricing, but do not compete with manufacturer pricing. We intend to focus on marketing our future products to wholesalers for our future lighting and signage products, and distributors and retailers for our accessories. As such, we have flexibility in a variety of markets that are not saturated with similar products, such as the energy-saving products market.

Growth Strategy

     In order to grow our company, we must first identify and enter into a suitable supplier agreement so that we may offer products for sale. Once our supplier relationship is secure, we intend to generate revenue by marketing and selling our products. We plan to diversify and offer new, innovative and energy efficient products as described above. In the future, our company also hopes to expand into the commercial market and provide energy-saving lighting solutions to large-scale projects and developments.

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

RISK FACTORS

     Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

Our company does not have a supplier of products, and as a result, we will not be able to generate any revenue until we successfully enter into a new supplier agreement and commence the sale of products. If we are unable to identify a new supplier, we may pursue alternate business opportunities.

     Our supplier agreement with our former sole supplier, Sunway Lighting, was terminated on August 31, 2007. Prior to this date, Sunway Lighting supplied our company with all of the products that our company sold during the year ended February 28, 2007. If we are not successful in establishing a relationship with a new supplier, we will be unable to generate revenues and we may be forced to cease operations. In the event we are not able to identify and enter into an agreement with a new supplier on suitable terms, our company may pursue alternate business opportunities in order to maximize shareholder value. Such opportunities may involve entities in businesses outside the lighting technology industry.

The establishment and maintenance of wholesale and distributor relations in the lighting and/or signage business will be essential to the success of the business.

     As of May 15, 2008, we have not entered into any distribution or wholesale agreements. Since we expect that in the future, substantially all of our revenues will be generated from product sales through distributors and/or wholesalers, it is vital that we have a flexible relationship with potential distributors and wholesalers in the industry. We believe that establishing and maintaining professional working relationships that are flexible for both parties will help increase the awareness of the lighting and signage products that we hope to offer following entry into a supplier agreement. Promotion of our future products will depend largely on our success in managing samples and systems that best support our future distributors and wholesalers. In order to attract and retain wholesalers of our future products and to promote and maintain our relationships in response to competitive pressures, we may increase our financial commitment to expanding and developing our business systems. If we are unable to provide high quality, competitively priced lighting products, or otherwise fail to establish and maintain our industry relationships, incur excessive expenses in an attempt to improve, or promote and maintain our systems, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

     To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated no revenue from the sale of lighting and signage products during the year ended February 29, 2008. As at February 29, 2008, we had cash of $1,721 and a working capital deficiency of $60,355. We expect to generate limited cash flow from operations in the foreseeable future until we are successful at the execution of our business plan. We estimate that we will require between $60,000 and $105,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign distribution agreements with distributors and wholesalers of lighting and signage products or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of lighting products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

     We have generated limited revenues since our inception on May 2, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at February 29, 2008, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until we enter into a new supplier agreement and are successful at selling lighting products. We estimate our average monthly operating expenses to be between $5,000 and $8,750 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website and products by consumers of lighting products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended February 29, 2008.

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

     Our company anticipates that our funds will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we have difficulties in securing one or more supplier relationships;

2.	we are unable to create a substantial market for our future products; or

3.	we incur any significant unanticipated expenses.

     The occurrence of any of the aforementioned events could prevent us from pursuing our business plan, expanding our business operations and ultimately achieving a profitable level of such operations.

     We will depend almost exclusively on outside capital to pay for the continued operation of our company. Such outside capital may include the sale of additional stock, shareholder advances and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

All of our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

     All of our directors and officers are involved in other business activities. Robert Fraser, our Chief Executive Officer, President and director spends approximately 2 hours per week, or 5%, of his business time on the management of our company and William Grossholz, our Secretary, Treasurer and director, spends approximately 2 hours per week, or 5%, of his business time on the management of our company. As a result of their other business endeavours, Mr. Fraser and Mr. Grossholz may not be able to devote sufficient time to our business affairs, which may negatively affect our ability to conduct our ongoing operations and our ability to generate revenues. In addition, the management of our company may be periodically interrupted or delayed as a result of Mr. Fraser’s or Mr. Grossholz’s other business interests.

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

Item 3. Legal Proceedings.

     Other than as stated below, as of May 15, 2008, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

     Our common stock is quoted on the OTC Bulletin Board under the stock symbol "LNLT". Shares of our company have not traded to date on the OTC Bulletin Board. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock. Our common shares are issued in registered form. Our transfer agent is National Stock Transfer Inc. located at 1512 S 1100 E Ste B, Salt Lake City, Utah 84105 (telephone number: 801-485-7978).

     On May 15, 2008, the shareholders' list of our common shares showed 33 registered shareholders and 8,000,000 common shares issued and outstanding.

     We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

     We did not issue any equity securities during the year ended February 29, 2008 that were not otherwise reported in a quarterly report filed on Form 10-QSB or in a current report filed on Form 8-K.

Equity Compensation Plan Information

     We do not have any equity compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     We did not purchase any of our shares of common stock or other securities during our fiscal year ended February 29, 2008.

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

Results of Operations for the year ended February 29, 2008

     During the year ended February 29, 2008, we generated no revenue, compared to $9,603 for the year ended February 28, 2007. The cost of sales on orders for the year ended February 28, 2007 was $8,055, or approximately 84% of sales revenue. On August 31, 2007, our sole supplier agreement with Sunway Lighting terminated. We did not generate any revenues during the year ended February 29, 2008. Management anticipates that our company will be unable to generate future revenue until our company enters into a new supplier agreement and is successful in the sale of lighting products.

     During the year ended February 29, 2008, our operating expenses totalled $19,833, compared to $56,145 for year ended February 28, 2007. We reported a loss from operations of $19,833 for the year ended February 29, 2008, compared to a loss from operations of $54,597 for the year ended February 28, 2007. The reduced net loss for the year ended February 29, 2008 was proportional to our reduced business activity resulting from the termination of the supplier agreement with Sunway Lighting.

Liquidity and Capital Resources

     Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations.

     There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the entry into a new supplier agreement, the successful market acceptance of our future products and maintaining a break even or profitable level of operations.

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

Estimated Working Capital Expenditures During the Next Twelve Month Period
Operating expenditures
Marketing and Consultant Costs	$34,000	-	$60,000
Office and General Expenses	$5,000	-	$8,000
Professional Fees	$15,000	-	$25,000
Website development costs	$1,000	-	$2,000
Working capital	$5,000	-	$10,000
Total	$60,000	-	$105,000

     Our cash on hand as at February 29, 2008 was $1,721. As at February 29, 2008, we had a working capital deficiency of $60,355. We require funds to enable us to address our minimum current and ongoing expenses, identify and enter into one or more new supplier agreements, market our future products and enable limited expansion of our website. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy our cash requirements for the next twelve month period. We plan to raise any such additional capital primarily through the private placement of our securities.

     Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended February 29, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, entering into one or more new supplier agreements, successful and sufficient market acceptance of our future products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Operating Activities

     Operating activities used cash of $25,692 for the year ended February 29, 2008, compared to $36,344 for the year ended February 28, 2007. The decrease in cash used in operating activities during the year ended February 29, 2008 was proportional to our decreased business activity during this period resulting from the termination of our sole supplier agreement with Sunway Lighting.

Investing Activities

We did not incur any investing activities for the years ended February 29, 2008 and February 28, 2007.

Financing Activities

     Financing activities provided cash of $34,757 for the year ended February 29, 2008 and cash of $15,460 for the year ended February 28, 2007. Financing activities were raised solely from related parties during the years ended February 29, 2008 and February 28, 2007.

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

Going Concern

     The audited consolidated financial statements for the year ended February 29, 2008 included with this annual report were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

NEW ACCOUNTING POLICIES

     As of February 29, 2008, there were no new accounting policies that will materially effect our company.

Item 7. Financial Statements.

     Our financial statements are stated in United States dollars, are prepared in accordance with United States generally accepted accounting principles.

     It is the opinion of management that the audited financial statements for the fiscal year ended February 29, 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm of Madsen & Associates, CPA’s Inc. for the audited financial statements for the year ended February 29, 2008, dated <>, 2008;

Consolidated Balance Sheets at February 29, 2008 and February 28, 2007;

Consolidated Statement of Operations for the years ended February 29, 2008, February 28, 2007 and for the period September 1, 2007 (Commencement of Development Stage) to February 29, 2008;

Consolidated Statement of Cash Flows for the years ended February 29, 2008, February 28, 2007 and for the period September 1, 2007 (Commencement of Development Stage) to February 29, 2008;

Consolidated Statement of Stockholders' Equity for the period May 2, 2005 to February 29, 2008; and

Notes to the Consolidated Financial Statements.

LIONS GATE LIGHTING INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2008 and February 28, 2007

(Stated in US Dollars)

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St. Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Lions Gate Lighting, Inc. and Subsidiary
(A Development Stage Company)
Vancouver, BC, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Lions Gate Lighting, Inc. and Subsidiary (A Development Stage Company) at February 29, 2008 and February 28, 2007 and the consolidated statements of operations and cash flows for the years ended February 29, 2008 and February 28, 2007 and for the period September 1, 2007 (commencement of Development Stage) to February 29, 2008 and stockholders' equity for the period May 2, 2005 (date of inception) to February 29, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lions Gate Lighting, Inc. and Subsidiary at February 29, 2008 and February 28, 2007 and the results of operations and cash flows for the years ended February 29, 2008 and February 28, 2007 and for the period September 1, 2007 (commencement of Development Stage) to February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
April 28, 2008	/s/ Madsen & Associates, CPA’s Inc.

F-3

LIONS GATE LIGHTING INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 29, 2008 and February 28, 2007
(Stated in US Dollars)

	February 29,	February 28,
ASSETS	2008	2007

Current
Cash	$1,721	$216
Accounts receivable	-	3,014

Total current assets	1,721	3,230
Website, net of amortization – Note 3	-	788

	$1,721	$4,018

LIABILITIES

Current
Accounts payable	$4,198	$13,859
Due to related parties – Note 5	57,878	23,121

Total current liabilities	62,076	36,980

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
8,000,000 common shares	8,000	8,000
Additional paid-in capital	45,000	45,000
Comprehensive income (less)	(3,392)	4,168
Deficit	(109,963)	(90,130)

Total stockholders’ deficiency	(60,355)	(32,962)

	$1,721	$4,018

Nature and Continuance of Operations – Note 1

SEE ACCOMPANYING NOTES

F-4

LIONS GATE LIGHTING INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended February 29, 2008 and February 28, 2007 and for the period September 1, 2007 (Commencement of Development Stage)
to February 29, 2008
(Stated in US Dollars)

			September 1,
			2007
			(Commencement
			Of Development
	Years Ended		Stage) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Revenue	$-	$9,603	$-

Cost of sales	-	8,055	-

Gross profit	-	1,548	-

Operating expenses	19,833	56,145	6,389

Net loss	(19,833)	(54,597)	(6,389)

Other:
Foreign currency translation adjustment	(7,560)	689	(4,445)

Comprehensive loss for the period	$(27,393)	$(53,908)	$(10,834)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding	8,000,000	8,000,000

SEE ACCOMPANYING NOTES

F-5

LIONS GATE LIGHTING INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended February 29, 2008 and February 28, 2007 and for the period September 1, 2007 (Commencement of Development Stage)
to February 29, 2008
(Stated in US Dollars)

			September 1,
			2007
			(Commencement
			Of Development
	Years Ended		Stage) to
	February 29,	February 28,	February 29,
	2008	2007	2008

Operating Activities
Net loss for the period	$(19,833)	$(54,597)	$(6,389)
Add item not involving cash:
Depreciation	788	3,136	-
Changes in operating working capital items:
Accounts receivable	3,014	4,437	-
Inventory	-	8,484	-
Accounts payable	(9,661)	2,196	(5,479)

	(25,692)	(36,344)	(11,868)

Financing Activity
Due to related parties	34,757	15,460	13,811

Effect of foreign exchange on cash	(7,560)	689	(4,445)

Increase (decrease) in cash during the period	1,505	(20,195)	(2,502)

Cash, at beginning of the period	216	20,411	4,223

Cash, end of the period	$1,721	$216	$1,721

SEE ACCOMPANYING NOTES

F-6

LIONS GATE LIGHTING INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 2, 2005 to February 29, 2008
(Stated in US Dollars)

						Deficit
	Common Stock					Accumulated
			Additional			During the
			Paid-in	Comprehensive		Development
	Shares	Par Value	Capital	Income (Loss)	Deficit	Stage	Total

Capital stock issued for cash:
May 2, 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$-	$3,000
May 15 to July 15, 2005 - at $0.01	5,000,000	5,000	45,000	-	-	-	50,000
Foreign currency translation adjustment	-	-	-	3,479	-	-	3,479
Net loss for the period	-	-	-	-	(35,533)	-	(35,533)

Balance, February 28, 2006	8,000,000	8,000	45,000	3,479	(35,533)	-	20,946
Foreign currency translation adjustment	-	-	-	689	-	-	689
Net loss for the year	-	-	-	-	(54,597)	-	(54,597)

Balance, February 28, 2007	8,000,000	8,000	45,000	4,168	(90,130)	-	(32,962)
Foreign currency translation adjustment	-	-	-	(7,560)	-	-	(7,560)
Net loss for the year	-	-	-	-	(13,444)	(6,389)	(19,833)

Balance, February 29, 2008	8,000,000	$8,000	$45,000	$(3,392)	$(103,574)	$(6,389)	$(60,355)

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008 and February 28, 2007
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

Organization and Nature of Business

Lions Gate Lighting Corp. was incorporated on May 2, 2005, in the State of Nevada. LG Lighting Corp. is a wholly-owned subsidiary of Lions Gate Lighting Corp. LG Lighting Corp. was incorporated on May 11, 2005, in the Province of British Columbia, Canada. The results of operations of LG Lighting Corp. have been consolidated with the results of operations of Lions Gate Lighting Corp. The consolidated entity is referred to as the Company. The Company marketed lighting products throughout North America until August 31, 2007 at which time its sole supplier terminated the distribution agreement with the Company. The Company is currently exploring opportunities and relationships with alternate distributors of lighting products. Consequently, as at September 1, 2007 the Company became classified as a development stage Company. The Company’s fiscal year end is February 29.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 29, 2008, the Company does not have sufficient working capital to support its planned operations and service its debts for the next fiscal year, had not yet achieved profitable operations, has accumulated losses of $109,963 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

F-8

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008 and February 28, 2007
(Stated in US Dollars)

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

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008 and February 28, 2007
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

At February 29, 2008, basic and diluted loss per share are equal because there are no outstanding common stock equivalents.

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

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Note 3	Website

		2008
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$6,277	$6,277	$-

		2007
		Accumulated	Net
	Cost	Amortization	Book Value

Website	$6,277	$5,489	$788

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2008 and February 28, 2007
(Stated in US Dollars)

Note 4	Capital Stock

During the period ended February 29, 2008, the Company did not issue any common shares.

Note 5	Related Party Transactions

During the year ended February 29, 2008, the Company incurred management fees of $Nil (2007: $11,300) with directors of the Company.

As at February 29, 2008, due to related parties consists of advances from directors totalling $57,878 (2007: $23,121). These advances are unsecured, do not bear interest and have no fixed terms of repayment.

As at February 29, 2008, directors of the Company own 3,000,000 common shares.

Note 6	Deferred Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2008	2007

Future income tax assets:
Non-capital loss carry-forward	$37,519	$22,108
Valuation allowance for future income tax assets	(37,519)	(22,108)

Future income tax asset, net	$-	$-

The amount taking into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At February 29, 2008, the Company has accumulated non-capital losses totalling $109,963 which are available to reduce taxable income in future taxation years. These losses expire between 2016 and 2028. The non-capital losses expire as follows:

2016	$35,533
2027	54,597
2028	19,833

$109,963

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of February 29, 2008, the end of the year covered by this report, our president and chief executive officer (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the year ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8A(T) Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

     As of February 29, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer) and our secretary and treasurer (who is acting as our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of February 29, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

     This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

     Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

     There have been no significant changes in our internal controls over financial reporting that occurred during the year ended February 29, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

     None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

     All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Robert Fraser	President, Chief Executive Officer and Director	51	May 2, 2005
William Grossholz	Secretary, Treasurer and Director	51	May 2, 2005
Robert McIsaac	Director	47	May 2, 2005

Business Experience

     The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s business experience, principal occupation during the period, and the name and principal business of the organization by which they were employed.

Robert Fraser

     Robert Fraser has extensive experience in sales, marketing and consulting in the networking and communication sectors. Mr. Fraser has been the President and Chief Executive Officer of Max Pacific Power Inc. from January, 2007 to present. Max Pacific Power Inc. is in the business of identification, acquisition and development small hydro and other clean energy projects in British Columbia, Canada. Mr. Fraser has been the President and CEO of Nechako Minerals Corp. from December, 2006 to present. Nechako Minerals Corp. is in the business of acquisition, exploration and development of natural resource properties in British Columbia, Canada. Mr. Fraser is President of Canadian Financial Processing Inc., a British Columbia company, which position he has held since October 13, 2005. Mr. Fraser was Marketing Manager of Galaxy Multimedia Corp. from September 2004 to December 2005 until his promotion to President in December 2005, which position he held until June 2006. Galaxy Multimedia is a voice over internet protocol wholesale provider in Canada. Mr. Fraser was the Chief Operating Officer for Corinex Communications Corp. from May 2002 to May 2004. Corinex Communications is a research and development company specializing in networking products and services with world-wide sales. Mr. Fraser, with Corinex Communications, developed innovative models for marketing and distributing networking and other peripheral devices, involving manufacturing, sales channels and inventory financing. Prior to joining Corinex Communications, Mr. Fraser was President and Chief Executive Officer of AlphaStream Wireless Inc. from September 1999 to April 2002, a company marketing telecommunication products. In addition, Mr. Fraser has also been President of VOIP Technology Inc. and GWP Enterprises Ltd. both companies are in the telecommunication business marketing voice over internet protocol wholesale and retail long distance carrier services and equipment. Mr. Fraser also held a variety of positions from 1981 to 1996 at Dun & Bradstreet Canada, starting as a business analyst and culminating as Manager-Marketing Services. Dun & Bradstreet is considered a world leader in business information systems. Mr. Fraser was a consultant for VOIP Technology Inc., a British Columbia company, from May 2004 to September 2004.

Mr. Fraser currently spends approximately 2 hours per week providing services to our company, which represents approximately 5% of his weekly working hours. He spends the remainder of his working hours working on various other business endeavours.

William Grossholz

     William Grossholz is a Chartered Accountant, registered with the Institute of Chartered Accountants in British Columbia with a strong financial management, administration, accounting and tax background. Mr. Grossholz has been the Controller and a Director of Max Pacific Power Inc. from January, 2007 to present. Max Pacific Power Inc. is in the business of identification, acquisition and development small hydro and other clean energy projects in British Columbia, Canada. Mr. Grossholz has been the Chief Financial Officer and a Director of Nechako Minerals Corp. from December, 2006 to present. Nechako Minerals Corp. is in the business of acquisition, exploration and development of natural resource properties in British Columbia, Canada. From September 2005 until present, Mr. Grossholz has managed the financial affairs of Hakai Networks Inc., a networking company targeting the cable television industry. Mr. Grossholz was also the Controller for Galaxy Multimedia Corp. from

July 2005 to April 2006. Galaxy Multimedia is a voice over internet protocol wholesale provider in Canada. From July 2001 to July 2005, Mr. Grossholz was a founder and the Chief Financial Officer of the Chandler Development Group of companies, responsible for running the financial operations of the organization. Chandler Development Group is a $250,000,000 real estate development entity with numerous projects in British Columbia and the United States. Mr. Grossholz has been an Officer and Controller for the Canadian operations of Corinex Communications Corp. from May 2002 to May 2003. Corinex Communications is a research and development company specializing in networking products and services with world-wide sales. Mr. Grossholz has assisted in developing financing models for the marketing and distribution of networking and other peripheral devices. Mr. Grossholz was a director and Controller of AlphaStream Wireless Inc., from September 1999 to April 2002, a company marketing telecommunications products. In addition, Mr. Grossholz has also been a director of VOIP Technology Inc. and GWP Enterprises Ltd., both companies of which are in the telecommunications business, marketing voice over internet protocol wholesale and retail long distance carrier services and equipment. Mr. Grossholz operated a successful chartered accountancy practice in Vancouver for fourteen years, from May 1985 to June 2000, and spent two years as a Senior Business Auditor for the Canada Revenue Agency.

     Mr. Grossholz currently spends approximately 2 hours per week providing services to our company, which represents approximately 5% of his working hours. He spends the remainder of his working hours working on various other business endeavors.

Robert McIsaac

     Robert McIsaac has been an owner and operator of a trade company for the past 28 years, from 1980 to 2008, contracting in Whistler and Vancouver as Bob McIsaac professional Roofing Services. Mr. McIsaac managed all operations of the company including sales, collections, marketing and customer service. Mr. McIsaac brings fundamental technical knowledge relating to the lighting and signage industry as well as a sound understanding of the business aspects associated with the industry.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 29, 2008, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

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

Nomination Process

     As of May 15, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

     We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. We have determined that Robert McIsaac qualifies as an independent director as the term "independent" is used in Section 803 of the Amex Company Guide.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended February 29, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended February 29, 2008 and February 28, 2007, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Robert Fraser President, Chief Executive Officer and Director(1)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
William Grossholz Secretary, Treasurer and Director(2)	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Robert Fraser was appointed as our President, Chief Executive Officer and director on May 2, 2005.

(2)	William Grossholz was appointed as our Secretary, Treasurer and director on May 2, 2005.

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

Stock Options and Stock Appreciation Rights

     From the date of inception (May 2, 2005) and up to February 29, 2008, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on February 29, 2008.

Director Compensation

     We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the year ended February 29, 2008.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth, as of May 15, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after May 15, 2008. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

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

(1) Based on 8,000,000 shares outstanding as of May 15, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

     We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

     As at February 29, 2008, we do not have any equity compensation plans in place.

Item 12. Certain Relationships and Related Transactions and Director Independence.

     Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended February 29, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

     As at February 29, 2008, our company owed loans to directors of our company which totalled $57,878. These loans are unsecured, do not bear interest and have no fixed terms of repayment.

Corporate Governance

     We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-B. We have determined, however, that Robert McIsaac is an independent director as defined in section 803 of the Amex Company Guide.

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

Transactions with Independent Directors

     Our independent director did not enter into any transaction, relationship or arrangement during the year ended February 29, 2008 that was considered by our board of directors in determining whether the director maintained his independence in accordance with section 803 of the Amex Company Guide.

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this report:

Exhibit	Description
Number
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on July 12, 2006)
3.2	Bylaws (incorporated by reference from our SB-2 filed on July 12, 2006)
10.1	Form of Subscription Agreement used in the private placements between our company and 30 investors (incorporated by reference from our SB-2 filed on July 12 2006):
10.2	Distribution Agreement between our company and Sunway Lighting Corp. (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.3	Material terms of verbal consulting agreement entered into between our company and Cam Fraser (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.4	Material terms of verbal consulting agreement entered into between our company and Robert McIsaac (incorporated by reference from our SB-2/A filed on September 22, 2006)
10.5	Letter Agreement dated June 6, 2007, between our company and Sunway Lighting Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on June 13, 2007)
14.1	Code of Ethics (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 28, 2007)
21.1	Subsidiaries of Lions Gate Lighting Corp.: LG Lighting Corp., a British Columbia company
31.1*	Section 302 Certification of Robert Fraser
31.2*	Section 302 Certification of William Grossholz
32.1*	Section 906 Certification of Robert Fraser and William Grossholz

* Filed herewith

Item 14. Principal Accountant Fees and Services.

Audit Fees

     Our board of directors appointed Madsen & Associates, CPA’s Inc. as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Madsen & Associates, CPA’s Inc. for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB for the fiscal year ended February 29, 2008 were $3,525 and for the fiscal year ended February 28, 2007 were $3,200.

Audit Related Fees

     For the fiscal years ended February 29, 2008 and February 28, 2007, the aggregate fees billed for assurance and related services by Madsen & Associates, CPA’s Inc. relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $1,680 and $1,690, respectively.

Tax Fees

     For the fiscal years ended February 29, 2008 and February 28, 2007, the aggregate fees billed for tax compliance, by Madsen & Associates, CPA’s Inc. were $nil.

All Other Fees

     For the fiscal years ended February 29, 2008 and February 28, 2007, the aggregate fees billed by Madsen & Associates, CPA’s Inc. for other non-audit professional services, other than those services listed above, totalled $nil.

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
Dated: May 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Fraser
By: Robert Fraser, President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 29, 2008

/s/ William Grossholz
By: William Grossholz, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: May 29, 2008