Form 10-Q
period 2008-05-31
LIONS GATE LIGHTING CORP.
filed 2008-07-15
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52401

LIONS GATE LIGHTING CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 - 375 Water Street, Vancouver, BC, Canada V6B 5C6
(Address of principal executive offices) (zip code)

604-729-5759
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

8,000,000 common shares issued and outstanding as of July 11, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended May 31, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

(Stated in US Dollars)

(Unaudited)

5

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
May 31, 2008 and February 28, 2008
(Stated in US Dollars)
(Unaudited)

	May 31,	February 29,
ASSETS	2008	2008

Current
Cash	$6,722	$1,721

Total current assets	$6,722	$1,721

LIABILITIES

Current
Accounts payable	$3,541	$4,198
Due to related parties – Note 3	66,085	57,878

Total current liabilities	69,626	62,076

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,000,000 common shares	8,000	8,000
Additional paid-in capital	45,000	45,000
Comprehensive loss	(1,576)	(3,392)
Deficit	(114,328)	(109,963)

Total stockholders’ deficiency	(62,904)	(60,355)

	$6,722	$1,721

Nature and Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

6

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended May 31, 2008 and 2007 and
for the period September 1, 2007 (Commencement of Development Stage)
to May 31, 2008
(Stated in US Dollars)
(Unaudited)

				September 1,
				2007
				(Commencement
				of
				Development
	Three months ended			Stage) to
	May 31,			May 31,
	2008		2007	2008

Operating expenses	$4,365 $		863	$10,754

Loss from operations	(4,365)		(863)	(10,754)

Other:
Foreign currency translation
adjustment	1,816		(2,899)	(2,629)

Net comprehensive loss for the
period	$(2,549	) $	(3,762)	$(13,383)

Basic and diluted loss per share	$(0.00	) $	(0.00)

Weighted average number of
shares outstanding	8,000,000		8,000,000

SEE ACCOMPANYING NOTES

7

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended May 31, 2008 and 2007 and
for the period September 1, 2007 (Commencement of Development Stage)
to May 31, 2008
(Stated in US Dollars)
(Unaudited)

			September 1,
			2007
			(Commencement
			of
			Development
	Three months ended		Stage) to
	May 31,		May 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$(4,365)	$(863)	$(10,754)
Add item not involving cash:
Depreciation	-	788	-
Changes in operating working capital items:
Accounts receivable	-	209	-
Accounts payable	(657)	(9,090)	(6,136)

	(5,022)	(8,956)	(16,890)

Financing Activity
Increase in due to related parties	8,207	20,587	22,018

Effect of foreign exchange on cash	1,816	(2,899)	(2,629)

Increase in cash during the period	5,001	8,732	2,499

Cash, beginning of the period	1,721	216	4,223

Cash, end of the period	$6,722	$8,948	$6,722

SEE ACCOMPANYING NOTES

8

LIONS GATE LIGHTING INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 2, 2005 to May 31, 2008
(Stated in US Dollars)
(Unaudited)

						Deficit
		Common Stock				Accumulated
			Additional			During the
			Paid-in	Comprehensive		Development
	Shares	Par Value	Capital	Income (Loss)	Deficit	Stage	Total

Capital stock issued for cash:
May 2, 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$-	$3,000
May 15 to July 15, 2005 - at $0.01	5,000,000	5,000	45,000	-	-	-	50,000
Foreign currency translation adjustment	-	-	-	3,479	-	-	3,479
Net loss for the period	-	-	-	-	(35,533)	-	(35,533)

Balance, February 28, 2006	8,000,000	8,000	45,000	3,479	(35,533)	-	20,946
Foreign currency translation adjustment	-	-	-	689	-	-	689
Net loss for the year	-	-	-	-	(54,597)	-	(54,597)

Balance, February 28, 2007	8,000,000	8,000	45,000	4,168	(90,130)	-	(32,962)
Foreign currency translation adjustment	-	-	-	(7,560)	-	-	(7,560)
Net loss for the year	-	-	-	-	(13,444)	(6,389)	(19,833)

Balance, February 29, 2008	8,000,000	$8,000	$45,000	$(3,392)	$(103,574)	$(6,389)	$(60,355)
Foreign currency translation adjustment	-	-	-	1,816	-	-	1,816
Net loss for the period	-	-	-	-	-	(4,365)	(4,365)

Balance, May 31, 2008	$8,000,000	$8,000	$45,000	$(1,576)	$(103,574)	$(10,754)	$(62,904)

SEE ACCOMPANYING NOTES

9

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s February 29, 2008 financial statements.

The results of operations for the period ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ended February 28, 2009.

Note 2	Nature and Continuance of Operations

The Company’s principal business operations as an internet-based distributor of lighting products ceased September 1, 2007. Consequently, the Company’s operations are disclosed as being in the development stage commencing September 1, 2007.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $114,328 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Related Party Transactions

As of May 31, 2008, the Company received loans from directors totalling $66,085 (February 29, 2008: $57,878). These loans are unsecured, do not bear interest and are due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended May 31, 2008

     We did not generate any revenues during the three month periods ended May 31, 2008 and May 31, 2007. On August 31, 2007, our sole supplier agreement with Sunway Lighting terminated. Management anticipates that our company will be unable to generate future revenue until our company enters into a new supplier agreement and is successful in the sale of lighting products.

     During the three months ended May 31, 2008, our operating expenses totalled $4,365, compared to $863 for the three months ended May 31, 2007. We reported a loss from operations of $2,549 for the three months ended May 31, 2008, compared to a loss from operations of $3,762 for the three months ended May 31, 2007. The reduced net loss for the three months ended May 31, 2008 was proportional to our reduced business activity resulting from the termination of the supplier agreement with Sunway Lighting.

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

     Our cash on hand as at May 31, 2008 was $6,722. As at May 31, 2008, we had a working capital deficiency of $62,904. We require funds to enable us to address our minimum current and ongoing expenses and continue with marketing and promotion activity connected with the development and marketing of our business. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our securities.

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

Operating Activities

     Operating activities used cash of $5,022 for the three months ended May 31, 2008, compared to $8,956 for the three month period ended May 31, 2008. The decrease in cash used in operating activities during the three months ended May 31, 2008 was largely the result of a decrease in net loss in comparison to the three months ended May 31, 2007.

Financing Activities

     Financing activities provided cash of $8,207 for the three months ended May 31, 2008. Financing activities provided cash of $20,587 for the three months ended May 31, 2007.

Investing Activities

     We did not receive or incur any amounts in regards to investing activities during the three months ended May 31, 2008 and May 31, 2007.

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

Going Concern

     The audited consolidated financial statements included with our Form 10-KSB filed with the Securities and Exchange Commission on May 29, 2008 were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

NEW ACCOUNTING POLICIES

     As of May 31, 2008, there were no new accounting policies that will materially effect our company.

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

     As of July 11, 2008, we have not entered into any distribution or wholesale agreements. Since we expect that in the future, substantially all of our revenues will be generated from product sales through distributors and/or wholesalers, it is vital that we have a flexible relationship with potential distributors and wholesalers in the industry. We believe that establishing and maintaining professional working relationships that are flexible for both parties will help increase the awareness of the lighting and signage products that we hope to offer following entry into a supplier agreement. Promotion of our future products will depend largely on our success in managing samples and systems that best support our future distributors and wholesalers. In order to attract and retain wholesalers of our future products and to promote and maintain our relationships in response to competitive pressures, we may increase our financial commitment to expanding and developing our business systems. If we are unable to provide high quality, competitively priced lighting products, or otherwise fail to establish and maintain our industry relationships, incur excessive expenses in an attempt to improve, or promote and maintain our systems, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

     To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated no revenue from the sale of lighting and signage products during the three month period ended May 31, 2008. As at May 31, 2008, we had cash of $6,722 and a working capital deficiency of $62,904. We expect to generate limited cash flow from operations in the foreseeable future until we are successful at the execution of our business plan. We estimate that we will require between $60,000 and $105,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign distribution agreements with distributors and wholesalers of lighting and signage products or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of lighting products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

     We have generated limited revenues since our inception on May 2, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at May 31, 2008, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until we enter into a new supplier agreement and are successful at selling lighting products. We estimate our average monthly operating expenses to be between $5,000 and $8,750 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website and products by consumers of lighting products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended February 29, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

Item 4T. Controls and Procedures.

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

     As of May 31, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     As of July 11, 2008, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONS GATE LIGHTING CORP.

/s/ Robert Fraser
By: Robert Fraser, President, Chief
Executive Officer and Director
(Principal Executive Officer)
Dated: July 15, 2008

/s/ William Grossholz
By: William Grossholz, Treasurer,
Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: July 15, 2008