Form 10-Q
period 2008-08-31
LIONS GATE LIGHTING CORP.
filed 2008-10-15
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52401

LIONS GATE LIGHTING CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 – 999 West Hastings Street, Vancouver, British Columbia V6C 2W2
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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,000,000 common shares issued and outstanding as of October 6, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended August 31, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Stated in US Dollars)

(Unaudited)

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
August 31, 2008 and February 29, 2008
(Stated in US Dollars)
(Unaudited)

	August 31,	February 29,
ASSETS	2008	2008

Current
Cash	$13,199	$1,721

Total current assets	$13,199	$1,721

LIABILITIES

Current
Accounts payable	$12,292	$4,198
Due to related parties – Note 3	81,413	57,878

Total current liabilities	93,705	62,076

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,000,000 common shares	8,000	8,000
Additional paid-in capital	45,000	45,000
Comprehensive loss	(4,860)	(3,392)
Deficit	(128,646)	(109,963)

Total stockholders’ deficiency	(80,506)	(60,355)

	$13,199	$1,721

Nature and Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three and six months ended August 31, 2008 and 2007 and for the period September 1, 2007 (Commencement of Development Stage)
to August 31, 2008
(Stated in US Dollars)
(Unaudited)

					September 1,
Net comprehensive loss for the					2007
period
					(Commencement
					of
					Development
	Three months ended		Six months ended		Stage) to
	August 31,		August 31,		August 31,
	2008	2007	2008	2007	2008

Operating expenses	$14,318	$12,581	$18,683	$13,444	$25,072

Loss from operations	(14,318)	(12,581)	(18,683)	(13,444)	(25,072)

Other:
Foreign currency translation
adjustment	(3,284)	(216)	(1,468)	(3,115)	(5,913)

Net comprehensive loss for the
period	$(17,602)	$(12,797)	$(20,151)	$(16,559)	$(30,985)

Basic and diluted loss per	$(0.00)	$(0.00)	$(0.00)	$(0.00)
share

Weighted average number of
shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended August 31, 2008 and 2007 and
for the period September 1, 2007 (Commencement of Development Stage)
to August 31, 2008
(Stated in US Dollars)
(Unaudited)

			September 1,
			2007
			(Commencement
			of
			Development
	Six months ended		Stage) to
	August 31,		August 31,
	2008	2007	2008

Operating Activities
Net loss for the period	$(18,683)	$(13,444)	$(25,072)
Add (deduct) items not involving cash:
Depreciation	-	842	-
Bad debt expense	-	2833	-
Gain on write-off of accounts payable	-	(1,925)	-
Changes in operating working capital items:
Accounts receivable	-	3,014	-
Accounts payable	8,094	(4,182)	2,615

	(10,589)	(12,862)	(22,457)

Financing Activity
Increase in due to related parties	23,535	19,984	37,346

Effect of foreign exchange on cash	(1,468)	(3,115)	(5,913)

Increase in cash during the period	11,478	4007	8,976

Cash, beginning of the period	1,721	216	4,223

Cash, end of the period	$13,199	$4,223	$13,199

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 2, 2005 to August 31, 2008
(Stated in US Dollars)
(Unaudited)

							Deficit
		Common Stock					Accumulated
				Additional			During the
				Paid-in	Comprehensive		Development
		Shares	Par Value	Capital	Income (Loss)	Deficit	Stage	Total

Capital stock issued for cash:
May 2, 2005	- at $0.001	3,000,000	$3,000	$-	$-	$-	$-	$3,000
May 15 to July 15, 2005	- at $0.01	5,000,000	5,000	45,000	-	-	-	50,000
Foreign currency translation adjustment		-	-	-	3,479	-	-	3,479
Net loss for the period		-	-	-	-	(35,533)	-	(35,533)

Balance, February 28, 2006		8,000,000	8,000	45,000	3,479	(35,533)	-	20,946
Foreign currency translation adjustment		-	-	-	689	-	-	689
Net loss for the year		-	-	-	-	(54,597)	-	(54,597)

Balance, February 28, 2007		8,000,000	8,000	45,000	4,168	(90,130)	-	(32,962)
Foreign currency translation adjustment		-	-	-	(7,560)	-	-	(7,560)
Net loss for the year		-	-	-	-	(13,444)	(6,389)	(19,833)

Balance, February 29, 2008		8,000,000	$8,000	$45,000	$(3,392)	$(103,574)	$(6,389)	$(60,355)
Foreign currency translation adjustment		-	-	-	(1,468)	-	-	(1,468)
Net loss for the period		-	-	-	-	-	(18,683)	(18,683)

Balance, August 31, 2008		8,000,000	$8,000	$45,000	$(4,860)	$(103,574)	$(25,072)	$(80,506)

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

The results of operations for the period ended August 31, 2008 are not necessarily indicative of the results that can be expected for the year ended February 28, 2009.

Note 2	Nature and Continuance of Operations

The Company’s principal business operations as an internet-based distributor of lighting products ceased September 1, 2007. Consequently, the Company’s operations are disclosed as being in the development stage commencing September 1, 2007.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $128,646 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Related Party Transactions

As of August 31, 2008, the Company received loans from directors totalling $81,413 (February 29, 2008: $57,878). These loans are unsecured, do not bear interest and are due on demand.

SEE ACCOMPANYING NOTES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     Financial information contained in this quarterly report and in our consolidated unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock. The following discussion should be read in conjunction with our consolidated unaudited financial statements and the related notes that appear elsewhere in this quarterly report.

     As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us”, “our”, “the company” and “Lions Gate Lighting” mean Lions Gate Lighting Corp., and the term “LG Lighting” means LG Lighting Corp.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended August 31, 2008

     We did not generate any revenues during the three month periods ended August 31, 2008 and August 31, 2007. On August 31, 2007, our sole supplier agreement with Sunway Lighting Technology Co., Ltd. terminated. Management anticipates that our company will be unable to generate future revenue until our company enters into a new supplier agreement and is successful in the sale of lighting products.

     During the three months ended August 31, 2008, our operating expenses totalled $14,318, compared to $12,581 for the three months ended August 31, 2007. We reported a loss from operations of $14,318 for the three months ended August 31, 2008, compared to a loss from operations of $12,581 for the three months ended August 31, 2007. The loss from operations for the three months ended August 31, 2008 was comparable to the loss from operations for the three months ended August 31, 2007.

Results of Operations for the Six Months Ended August 31, 2008

     We did not generate any revenues during the six month periods ended August 31, 2008 and August 31, 2007. On August 31, 2007, our sole supplier agreement with Sunway Lighting Technology terminated. Management anticipates that our company will be unable to generate future revenue until our company enters into a new supplier agreement and is successful in the sale of lighting products.

     During the six months ended August 31, 2008, our operating expenses totalled $18,683, compared to $13,444 for the six months ended August 31, 2007. We reported a loss from operations of $18,683 for the six months ended August 31, 2008, compared to a loss from operations of $13,444 for the six months ended August 31, 2007. The loss from operations for the six months ended August 31, 2008 increased compared to the loss from operations for the six months ended August 31, 2007 primarily from increases in legal and accounting fees associated with public company filings.

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

     We have incurred operating losses since inception, and this is likely to continue for the next twelve month period. Management projects that we may require an additional $60,000 to $105,000 to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period
Operating expenditures
Marketing and Consultant Costs	$34,000	-	$60,000
Office and General Expenses	$5,000	-	$8,000
Professional Fees	$15,000	-	$25,000
Website development costs	$1,000	-	$2,000
Working capital	$5,000	-	$10,000
Total	$60,000	-	$105,000

     Our cash on hand as at August 31, 2008 was $13,199. As at August 31, 2008, we had a working capital deficiency of $80,506. We require funds to enable us to address our minimum current and ongoing expenses and continue with marketing and promotion activity connected with the development and marketing of our business. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our securities.

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

Operating Activities

     Operating activities used cash of $10,589 for the six months ended August 31, 2008, compared to $12,862 for the six month period ended August 31, 2007. The decrease in cash used in operating activities during the six months ended August 31, 2008 was largely the result of an increase in accounts payable in comparison to the six months ended August 31, 2007.

Financing Activities

     Financing activities provided cash of $23,535 for the six months ended August 31, 2008. Financing activities provided cash of $19,984 for the six months ended August 31, 2007.

Investing Activities

     We did not receive or incur any amounts in regards to investing activities during the six months ended August 31, 2008 and August 31, 2007.

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

NEW ACCOUNTING POLICIES

As of August 31, 2008, there were no new accounting policies that will materially effect our company.

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

     Our supplier agreement with our former sole supplier, Sunway Lighting Technology, was terminated on August 31, 2007. Prior to this date, Sunway Lighting Technology supplied our company with all of the products that our company sold during the year ended February 28, 2008. If we are not successful in establishing a relationship with a new supplier, we will be unable to generate revenues and we may be forced to cease operations. In the event we are not able to identify and enter into an agreement with a new supplier on suitable terms, our company may pursue alternate business opportunities in order to maximize shareholder value. Such opportunities may involve entities in businesses outside the lighting technology industry.

The establishment and maintenance of wholesale and distributor relations in the lighting and/or signage business will be essential to the success of the business.

     As of October 6, 2008, we have not entered into any distribution or wholesale agreements. Since we expect that in the future, substantially all of our revenues will be generated from product sales through distributors and/or wholesalers, it is vital that we have a flexible relationship with potential distributors and wholesalers in the industry. We believe that establishing and maintaining professional working relationships that are flexible for both parties will help increase the awareness of the lighting and signage products that we hope to offer following entry into a supplier agreement. Promotion of our future products will depend largely on our success in managing samples and systems that best support our future distributors and wholesalers. In order to attract and retain wholesalers of our future products and to promote and maintain our relationships in response to competitive pressures, we may increase our financial commitment to expanding and developing our business systems. If we are unable to provide high quality, competitively priced lighting products, or otherwise fail to establish and maintain our industry relationships, incur excessive expenses in an attempt to improve, or promote and maintain our systems, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

     To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated no revenue from the sale of lighting and signage products during the three month period ended August 31, 2008. As at August 31, 2008, we had cash of $13,199 and a working capital deficiency of $80,506. We expect to generate limited cash flow from operations in the foreseeable future until we are successful at the execution of our business plan. We estimate that we will require between $60,000 and $105,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign distribution agreements with distributors and wholesalers of lighting and signage products or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of lighting products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

     We have generated limited revenues since our inception on May 2, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at August 31, 2008, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until we enter into a new supplier agreement and are successful at selling lighting products. We estimate our average monthly operating expenses to be between $5,000 and $8,750 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website and products by consumers of lighting products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended February 29, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

Item 4T. Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and our secretary and treasurer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of August 31, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     As of October 6, 2008, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information

     None.

Item 6. Exhibits.

Exhibit	Description
Number

3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on July 12, 2006)

3.2	Bylaws (incorporated by reference from our SB-2 filed on July 12, 2006)

10.1	Material terms of verbal consulting agreement entered into between our company and Cam Fraser (incorporated by reference from our SB-2/A filed on September 22, 2006)

10.2	Material terms of verbal consulting agreement entered into between our company and Robert McIsaac (incorporated by reference from our SB-2/A filed on September 22, 2006)

10.3	Letter Agreement dated June 6, 2007, between our company and Sunway Lighting Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on June 13, 2007 )

14.1	Code of Ethics (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 28, 2007)

21.1	Subsidiaries of Lions Gate Lighting Corp.:

LG Lighting Corp., a British Columbia company

31.1*	Section 302 Certification of Robert Fraser

31.2*	Section 302 Certification of William Grossholz

32.1*	Section 906 Certification of Robert Fraser and William Grossholz

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE LIGHTING CORP.

/s/ Robert Fraser
By: Robert Fraser, President, Chief
Executive Officer and Director
(Principal Executive Officer)
Dated: October 15, 2008

/s/ William Grossholz
By: William Grossholz, Treasurer,
Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: October 15, 2008