Form 10-Q
period 2008-11-30
LIONS GATE LIGHTING CORP.
filed 2009-01-14
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

8,000,000 common shares issued and outstanding as of January 14, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Stated in US Dollars)

(Unaudited)

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
November 30, 2008 and February 29, 2008
(Stated in US Dollars)
(Unaudited)

	November 30,	February 29,
	2008	2008
ASSETS

Current
Cash	$67	$1,721

Total current assets	$67	$1,721

LIABILITIES

Current
Accounts payable	$5,762	$4,198
Due to related parties – Note 3	94,825	57,878

Total current liabilities	100,587	62,076

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
8,000,000 common shares	8,000	8,000
Additional paid-in capital	45,000	45,000
Comprehensive loss	(2,677)	(3,392)
Deficit	(150,843)	(109,963)

Total stockholders’ deficiency	(100,520)	(60,355)

	$67	$1,721

Nature and Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three and nine months ended November 30, 2008 and 2007 and for the period September 1, 2007 (Commencement of Development Stage)
to November 30, 2008
(Stated in US Dollars)
(Unaudited)

					September 1,
					2007
					(Commencement
					of
					Development
	Three months ended		Nine months ended		Stage) to
	November 30,		November 30		November 30,
	2008	2007	2008	2007	2008

Operating expenses	$22,197	4,563	$40,880	18,007	$47,269

Loss from operations	(22,197)	(4,563)	(40,880)	(18,007)	(47,269)

Other:
Foreign currency translation
adjustment	2,183	(2,606)	715	(5,721)	(446)

Net comprehensive loss for the period	$(20,014)	$(7,169)	$(40,165)	$(23,728)	$(47,715)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	8,000,000	8,000,000	8,000,000	8,000,000

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended November 30, 2008 and 2007 and
for the period September 1, 2007 (Commencement of Development Stage)
to November 30, 2008
(Stated in US Dollars)
(Unaudited)

			September 1,
			2007
			(Commencement
			of
			Development
	Nine months ended		Stage) to
	November 30,		November 30,
	2008	2007	2008

Operating Activities
Net loss for the period	$(40,880)	$(18,007)	$(47,269)
Add (deduct) item not involving cash:
Depreciation	-	788	-
Changes in operating working capital items:
Accounts receivable	-	3,014	-
Accounts payable	1,564	(10,421)	(3,915)

	(39,316)	(24,626)	(51,184)

Financing Activity
Increase in due to related parties	36,947	34,102	50,758

Effect of foreign exchange on cash	715	(5,721)	(3,730)

Increase (decrease) in cash during the period	(1,654)	3,755	(4,156)

Cash, beginning of the period	1,721	216	4,223

Cash, end of the period	$67	$3,971	$67

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period May 2, 2005 (Date of Inception) to November 30, 2008
(Stated in US Dollars)
(Unaudited )

						Deficit
	Common Stock					Accumulated
			Additional	Comprehensive		During the
			Paid-in	Income		Development
	Shares	Par Value	Capital	(Loss)	Deficit	Stage	Total

Capital stock issued for cash:
May 2, 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$-	$3,000
May 15 to July 15, 2005 - at $0.01	5,000,000	5,000	45,000	-	-	-	50,000
Foreign currency translation adjustment	-	-	-	3,479	-	-	3,479
Net loss for the period	-	-	-	-	(35,533)	-	(35,533)

Balance, February 28, 2006	8,000,000	8,000	45,000	3,479	(35,533)	-	20,946
Foreign currency translation adjustment	-	-	-	689	-	-	689
Net loss for the year	-	-	-	-	(54,597)	-	(54,597)

Balance, February 28, 2007	8,000,000	8,000	45,000	4,168	(90,130)	-	(32,962)
Foreign currency translation adjustment	-	-	-	(7,560)	-	-	(7,560)
Net loss for the year	-	-	-	-	(13,444)	(6,389)	(19,833)

Balance, February 29, 2008	8,000,000	8,000	45,000	(3,392)	(103,574)	(6,389)	(60,355)
Foreign currency translation adjustment	-	-	-	715	-	-	715
Net loss for the period	-	-	-	-	-	(40,880)	(40,880)

Balance, November 30, 2008	8,000,000	$8,000	$45,000	$(2,677)	$(103,574)	$(47,269)	$(100,520)

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
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

The results of operations for the period ended November 30, 2008 are not necessarily indicative of the results that can be expected for the year ended February 28, 2009.

Note 2	Nature and Continuance of Operations

The Company’s principal business operations as an internet-based distributor of lighting products ceased September 1, 2007. Consequently, the Company’s operations are disclosed as being in the development stage commencing September 1, 2007.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $150,843 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Related Party Transactions

As of November 30, 2008, the Company received loans from directors totalling $94,825 (February 29, 2008: $57,878). These loans are unsecured, do not bear interest and are due on demand.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended November 30, 2008

          We did not generate any revenues during the three month periods ended November 30, 2008 and November 30, 2007. On August 31, 2007, our sole supplier agreement with Sunway Lighting Technology Co., Ltd. terminated. Management anticipates that our company will be unable to generate future revenue until our company enters into a new supplier agreement and is successful in the sale of lighting products.

          During the three months ended November 30, 2008, our operating expenses totalled $22,197, compared to $4,563 for the three months ended November 30, 2007. We reported a loss from operations of $22,197 for the three months ended November 30, 2008, compared to a loss from operations of $4,563 for the three months ended November 30, 2007. The loss from operations for the three months ended November 30, 2008 increased by $17,634 compared to the loss from operations for the three months ended November 30, 2007 primarily as a result of legal and accounting expenses .

Results of Operations for the Nine Months Ended November 30, 2008

          We did not generate any revenues during the nine month periods ended November 30, 2008 and November 30, 2007. On August 31, 2007, our sole supplier agreement with Sunway Lighting Technology terminated. Management anticipates that our company will be unable to generate future revenue until our company enters into a new supplier agreement and is successful in the sale of lighting products.

          During the nine months ended November 30, 2008, our operating expenses totalled $40,880, compared to $18,007 for the nine months ended November 30, 2007. We reported a loss from operations of $40,880 for the nine months ended November 30, 2008, compared to a loss from operations of $18,007 for the nine months ended November 30, 2007. The loss from operations for the nine months ended November 30, 2008 increased by $22,873 compared to the loss from operations for the nine months ended November 30, 2007 primarily from increases in legal and accounting fees associated with public company filings.

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

          Our cash on hand as at November 30, 2008 was $67. As at November 30, 2008, we had a working capital deficiency of $100,520. We require funds to enable us to address our minimum current and ongoing expenses and continue with marketing and promotion activity connected with the development and marketing of our business. We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations may not be sufficient to satisfy all of our cash requirements for the next twelve month period. If we require any additional monies during this time, we plan to raise any such additional capital primarily through the private placement of our securities.

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

          In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty related to the tightening of credit markets worldwide. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, increased unemployment, liquidity concerns and volatile but generally declining energy prices. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing. In addition, if the future economic environment continues to be less favorable than it has been in recent years, we may experience difficulty in entering into a new supplier agreement or locating a suitable business opportunity to acquire or enter into a business combination.

Operating Activities

          Operating activities used cash of $39,316 for the nine months ended November 30, 2008, compared to $24,626 for the nine month period ended November 30, 2007. The increase in cash used in operating activities during the nine months ended November 30, 2008 was largely the result of an increase in the net loss in comparison to the nine months ended November 30, 2007.

Financing Activities

          Financing activities provided cash of $36,947 for the nine months ended November 30, 2008. Financing activities provided cash of $34,102 for the nine months ended November 30, 2007.

Investing Activities

          We did not receive or incur any amounts in regards to investing activities during the nine months ended November 30, 2008 and November 30, 2007.

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

NEW ACCOUNTING POLICIES

          As of November 30, 2008, there were no new accounting policies that will materially effect our company.

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

          As of January 14, 2009, we have not entered into any distribution or wholesale agreements. Since we expect that in the future, substantially all of our revenues will be generated from product sales through distributors and/or wholesalers, it is vital that we have a flexible relationship with potential distributors and wholesalers in the industry. We believe that establishing and maintaining professional working relationships that are flexible for both parties will help increase the awareness of the lighting and signage products that we hope to offer following entry into a supplier agreement. Promotion of our future products will depend largely on our success in managing samples and systems that best support our future distributors and wholesalers. In order to attract and retain wholesalers of our future products and to promote and maintain our relationships in response to competitive pressures, we may increase our financial commitment to expanding and developing our business systems. If we are unable to provide high quality, competitively priced lighting products, or otherwise fail to establish and maintain our industry relationships, incur excessive expenses in an attempt to improve, or promote and maintain our systems, we will not achieve profitable operations and you may lose some or all of your investment in our common stock.

The worldwide macroeconomic downturn may reduce the ability of our company to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire.

          In 2008, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

          To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated no revenue from the sale of lighting and signage products during the three month period ended November 30, 2008. As at November 30, 2008, we had cash of $67 and a working capital deficiency of $100,520. We expect to generate limited cash flow from operations in the foreseeable future until we are successful at the execution of our business plan. We estimate that we will require between $60,000 and $105,000 to carry out our business plan for the next twelve month period. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign distribution agreements with distributors and wholesalers of lighting and signage products or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of lighting products, we will not be able to maintain our operations or achieve a profitable level of operations.

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

          We have generated limited revenues since our inception on May 2, 2005. Since we are still in the early stages of operating our company and because of the lack of operating history at November 30, 2008, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until we enter into a new supplier agreement and are successful at selling lighting products. We estimate our average monthly operating expenses to be between $5,000 and $8,750 per month. We will not be able to expand our operations beyond current levels without generating significant revenues from our current operations or obtaining further financing. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website and products by consumers of lighting products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended February 29, 2008.

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

          As of November 30, 2008, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

          There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          As of January 14, 2009, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

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
Dated: January 14, 2009

/s/ William Grossholz
By: William Grossholz, Treasurer,
Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: January 14, 2009