Form 10-K
period 2009-02-28
LIONS GATE LIGHTING CORP.
filed 2009-05-29
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 000-52401

LIONS GATE LIGHTING CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 – 999 West Hastings Street
Vancouver, BC, Canada	V6C 2W2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604.729.5759

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes[ ] No[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes[ ] No [x]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[x] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes[ ] No[ ]

(Not currently applicable to the Registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	(Do not check if a smaller reporting company)	Accelerated filer	[ ]
Non-accelerated filer	[ ]		Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes[x] No[ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $50,000 based on a price of $0.01 per share. The common shares of the Issuer have not traded to date. As a result, aggregate market value has been determined by the issue price per share of the last private placement of the Issuer, whereby common shares were issued at $0.01 per share during June 2005.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes[ ] No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,450,000 shares of common stock as of May 15, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward-Looking Statements.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in Item 1A “Risk Factors” commencing on page 5 of this report, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Lions Gate Lighting Corp., and the term “LG Lighting” means LG Lighting Corp.

ITEM 1. BUSINESS

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

Current Business

On August 31, 2007, our sole distribution agreement with Sunway Lighting terminated. Following that date, we have operated without a supplier of lighting products and accessories. To date, we have been unsuccessful in entering into an agreement with a new supplier in order to resume our business of selling and marketing lighting technology products. Consequently, we are pursuing alternate business opportunities in order to maximize shareholder value. Such opportunities may involve entities outside of the lighting technology business. We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand business development activities, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is possible that our present management will no longer be in control of our company. In addition, it is possible that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that any new acquisitions or business opportunities by our company will require additional financing. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

Competition

We have been engaged in the business of marketing lighting products and accessories throughout our target markets of North America. To date, we have not been as successful as hoped in implementing our business. Consequently, we are now pursuing alternate business opportunities, including opportunities with entities in sectors outside of the lighting technology business. We are competing with other companies for both the acquisition of prospective businesses and the financing necessary to develop such businesses. In seeking out alternate business opportunities, we have encountered intense competition as we compete directly with other development stage companies as well as established international companies. Many of our competitors have far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition and development of a business. This competition could result in our competitors obtaining businesses of greater quality and attracting prospective investors to finance the development of such businesses on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

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

ITEM 1A. RISK FACTORS

Risks Related to our Business

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

On August 31, 2007, our sole distribution agreement with Sunway Lighting terminated. Since then, we have operated without a supplier of lighting products and accessories. We have been unsuccessful in entering into an agreement with a new supplier and consequently are now pursuing alternate business opportunities. There is no assurance that we will be successful in finding such an opportunity.

Our supplier agreement with our former sole supplier, Sunway Lighting Technology, was terminated on August 31, 2007. To date, we have not been successful in establishing a relationship with a new supplier. Consequently, we have determined to pursue alternate business opportunities in order to maximize shareholder value. We can provide no assurance that we will be able to locate compatible business opportunities. In the event that we do identify a potential business opportunity, we will incur substantial expenses in the acquisition and development of such business. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our pursuit of a new business opportunity. Even if we are able to acquire a new business opportunity, there is no assurance that we will generate any revenues or that revenues generated will be sufficient to provide a return to investors.

The worldwide macroeconomic downturn may reduce the ability of our company to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire.

In 2008 and 2009, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated no revenue from the sale of lighting and signage products during the fiscal years ended February 28, 2009 and February 29, 2008. As at February 28, 2009, we had cash of $7,895 and a working capital deficiency of $64,234. We do not expect to generate cash flow from operations in the foreseeable future. We estimate that we will require between $30,000 and $70,000 to carry out our business plan for the next twelve month period. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective business opportunity. Obtaining additional financing is subject to a number of factors, including investor acceptance of any business we may acquire in the future and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay potential business acquisitions and our entire business may fail.

The fact that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited consolidated financial statements.

We have generated limited revenues since our inception on May 2, 2005. At February 28, 2009, our independent auditors’ report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without revenues until we acquire and develop a new business opportunity. We estimate our average monthly operating expenses to be between $2,500 and $5,833 per month. We will not be able to effectively pursue a new business opportunity without obtaining further financing. Our primary source of funds has been the sale of our common stock. If we cannot attract additional financing, we will not be able to acquire and develop a new business opportunity or generate any significant revenues or income. If we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended February 28, 2009.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, thereby jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to pursue a new business opportunity, which might result in the loss of some or all of your investment in our common stock.

Our company anticipates that our funds will not be sufficient to satisfy our cash requirements for the next twelve month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. We will depend almost exclusively on outside capital to pay for the continued operation of our company. Such outside capital may include the sale of additional stock, shareholder advances and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to delay a new business acquisition or our entire business may fail.

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

Our officers and directors, in the aggregate, beneficially own 32.9% of the issued and outstanding shares of our common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 100,000,000 common shares, of which 7,450,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

ITEM 2. PROPERTIES.

Executive Offices

Our principal office is located at Suite 600 – 999 West Hastings Street, Vancouver British Columbia V6C 2W2. Directors of our company provide us with the use of approximately 200 square feet of office space at no cost. We have never paid nor been charged rent for the use of these premises. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the OTC Bulletin Board under the stock symbol "LNLT". Shares of our company have not traded to date on the OTC Bulletin Board. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock.

Holders of our Common Stock

As of May 15, 2009, there were 32 holders of record of our common stock. As of such date, 7,450,000 common shares of our company were issued and outstanding, after taking into account 550,000 shares of common stock that one of our former directors has agreed to return to treasury.

National Stock Transfer Inc. is the registrar and transfer agent for our common shares. Their address is 51512 S 1100 E Ste B, Salt Lake City, Utah 84105 (telephone number: 801-485-7978).

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended February 28, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended February 28, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations for the Fiscal Years ended February 28, 2009 and February 29, 2008

During the years ended February 28, 2009 and February 29, 2008, we generated no revenue. On August 31, 2007, our sole supplier agreement with Sunway Lighting terminated. To date, we have been unsuccessful in entering into an agreement with a new supplier in order to resume our business of selling and marketing lighting technology products. Consequently, our company is pursuing alternate business opportunities in order to maximize shareholder value. Such opportunities may involve opportunities with entities outside of the lighting technology business. We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand business development activities, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge.

We anticipate that any new acquisitions or business opportunities by our company will require additional financing. If we require additional financing and we are unable to acquire such funds, our business may fail. Even if we are able to acquire a new business opportunity, there is no assurance that we will generate any revenues or that revenues generated will be sufficient to provide a return to investors.

During the year ended February 28, 2009, our operating expenses totaled $19,814, compared to $19,833 for year ended February 29, 2008. We reported a loss from operations of $19,814 for the year ended February 28, 2009, compared to a loss from operations of $19,833 for the year ended February 29, 2008. Management anticipates that expenses will remain relatively constant until we enter into a distribution agreement and recommence business operations or until we identify and consummate an alternate business opportunity. During the years ended February 28, 2009 and February 29, 2008, we incurred $19,814 and $19,833 in general and administration expenses, respectively.

Liquidity and Capital Resources

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. In addition, there is some doubt about our ability to continue as a going concern.

We have incurred operating losses since inception, and this is likely to continue for the next twelve month period. Management projects that we may require an additional $30,000 to $70,000 to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period, are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period
Operating expenditures
Marketing and Consultant Costs	$ 4,000 - $ 25,000
Office and General Expenses	$ 5,000 - $ 8,000
Professional Fees	$ 15,000 - $ 25,000
Website development costs	$ 1,000 - $ 2,000
Working capital	$ 5,000 - $ 10,000
Total	$ 30,000 - $ 70,000

Our cash on hand as at February 28, 2009 was $7,895. As at February 28, 2009, we had a working capital deficiency of $64,234. We require funds to enable us to address our minimum current and ongoing expenses and identify and acquire an alternate business opportunity. We anticipate that our cash on hand will not be sufficient to satisfy our cash requirements for the next twelve month period. We plan to raise any such additional capital primarily through the private placement of our securities.

We will incur additional expenses if we are successful in entering into an agreement to acquire a new business opportunity. In the event that we do acquire such a business, we will require significant funds to develop the business in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement to acquire an interest in a business or enter into a business combination.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended February 28, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating and acquiring a business opportunity and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Operating Activities

Operating activities used cash of $20,556 for the year ended February 28, 2009, compared to $25,692 for the year ended February 29, 2008. The decrease in cash used in operating activities during the year ended February 28, 2009 was proportional to our decreased business activity during this period resulting from the termination of our sole supplier agreement with Sunway Lighting.

Investing Activities

We did not incur any investing activities for the years ended February 28, 2009 and February 29, 2008.

Financing Activities

Financing activities provided cash of $10,795 for the year ended February 28, 2009 and cash of $34,757 for the year ended February 29, 2008. Financing activities were raised solely from related parties during the years ended February 28, 2009 and February 29, 2008.

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

Going Concern

The audited consolidated financial statements for the year ended February 28, 2009 included with this annual report were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

NEW ACCOUNTING POLICIES

As of February 28, 2009, there were no new accounting policies that will materially effect our company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009 and February 29, 2008

(Stated in US Dollars)

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St. Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Lions Gate Lighting Corp. and Subsidiary
(A Development Stage Company)
Vancouver, BC, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Lions Gate Lighting, Corp. and Subsidiary (A Development Stage Company) at February 28, 2009 and February 29, 2008 and the consolidated statements of operations and cash flows for the years ended February 28, 2009 and February 29, 2008 and for the period September 1, 2007 (commencement of Development Stage) to February 28, 2009 and stockholders' equity for the period May 2, 2005 (date of inception) to February 28, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lions Gate Lighting, Inc. and Subsidiary at February 28, 2009 and February 29, 2008 and the results of operations and cash flows for the years ended February 28, 2009 and February 29, 2008 and for the period September 1, 2007 (commencement of Development Stage) to February 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
May 14,2009	s\Madsen & Associates, CPA’s Inc.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2009 and February 29, 2008
(Stated in US Dollars)

	February 28,	February 29,
ASSETS	2009	2008

Current
Cash	$7,895	$1,721

LIABILITIES

Current
Accounts payable	$3,456	$4,198
Due to related parties – Note 3	68,673	57,878

Total current liabilities	72,129	62,076

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Authorized
100,000,000 common shares, par value $0.001 per share
Issued and outstanding
8,000,000 common shares	8,000	8,000
Additional paid-in capital	45,000	45,000
Comprehensive income (loss)	12,543	(3,392)
Deficit	(129,777)	(109,963)

Total stockholders’ deficiency	(64,234)	(60,355)

	$7,895	$1,721

Nature and Continuance of Operations – Note 1

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended February 28, 2009 and February 29, 2008 and for the period September 1, 2007 (Commencement of Development Stage)
to February 28, 2009
(Stated in US Dollars)

			September 1,
			2007
			(Commencement
			of Development
	Years Ended		Stage) to
	February 28,	February 29,	February 28,
	2009	2008	2009

Operating expenses	$(19,814)	$(19,833)	$(26,203)

Other:
Foreign currency translation adjustment	15,935	(7,560)	11,490

Comprehensive loss for the period	$(3,879)	$(27,393)	$(14,713)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	8,000,000	8,000,000

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended February 28, 2009 and February 29, 2008 and for the period September 1, 2007 (Commencement of Development Stage)
to February 28, 2009
(Stated in US Dollars)

			September 1,
			2007
			(Commencement
			of Development
	Years Ended		Stage) to
	February 28,	February 29,	February 28,
	2009	2008	2009

Operating Activities
Net loss for the period	$(19,814)	$(19,833)	$(26,203)
Add item not involving cash:
Depreciation	-	788	-
Changes in operating working capital items:
Accounts receivable	-	3,014	-
Accounts payable	(742)	(9,661)	(6,221)

	(20,556)	(25,692)	(32,424)

Financing Activity
Due to related parties	10,795	34,757	24,606

Effect of foreign exchange on cash	15,935	(7,560)	11,490

Increase in cash during the period	6,174	1,505	3,672

Cash, at beginning of the period	1,721	216	4,223

Cash, end of the period	$7,895	$1,721	$7,895

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 2, 2005 to February 28, 2009
(Stated in US Dollars)

						Deficit
	Common Stock					Accumulated
			Additional			During the
			Paid-in	Comprehensive		Development
	Shares	Par Value	Capital	Income (Loss)	Deficit	Stage	Total

Capital stock issued for cash:
May 2, 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$-	$3,000
May 15 to July 15, 2005 - at $0.01	5,000,000	5,000	45,000	-	-	-	50,000
Foreign currency translation adjustment	-	-	-	3,479	-	-	3,479
Net loss for the period	-	-	-	-	(35,533)	-	(35,533)

Balance, February 28, 2006	8,000,000	8,000	45,000	3,479	(35,533)	-	20,946
Foreign currency translation adjustment	-	-	-	689	-	-	689
Net loss for the year	-	-	-	-	(54,597)	-	(54,597)

Balance, February 28, 2007	8,000,000	8,000	45,000	4,168	(90,130)	-	(32,962)
Foreign currency translation adjustment	-	-	-	(7,560)	-	-	(7,560)
Net loss for the year	-	-	-	-	(13,444)	(6,389)	(19,833)

Balance, February 29, 2008	8,000,000	8,000	45,000	(3,392)	(103,574)	(6,389)	(60,355)
Foreign currency transaction adjustment	-	-	-	15,935	-	-	15,935
Net loss for the year	-	-	-	-	-	(19,814)	(19,814)

Balance, February 28, 2009	8,000,000	$8,000	$45,000	$12,543	$(103,574)	$(26,203)	$(64,234)

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009 and February 29, 2008
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

Organization and Nature of Business

Lions Gate Lighting Corp. was incorporated on May 2, 2005, in the State of Nevada. LG Lighting Corp. is a wholly-owned subsidiary of Lions Gate Lighting Corp. LG Lighting Corp. was incorporated on May 11, 2005, in the Province of British Columbia, Canada. The results of operations of LG Lighting Corp. have been consolidated with the results of operations of Lions Gate Lighting Corp. The consolidated entity is referred to as the Company. The Company marketed lighting products throughout North America until August 31, 2007 at which time its sole supplier terminated the distribution agreement with the Company. The Company is currently exploring opportunities and relationships with alternate suppliers of lighting products. Consequently, as at September 1, 2007 the Company became classified as a development stage Company.

The Company’s fiscal year end is February 29.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2009, the Company does not have sufficient working capital to support its planned operations and service its debts for the next fiscal year, had not yet achieved profitable operations, has accumulated losses of $129,777 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Lions Gate Lighting Corp. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars) – Page 2

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

Financial Instruments

The carrying amounts of financial instruments consisting of cash, accounts payable and due to related parties are considered by management to be their estimated fair values due to their short-term maturities. The Company is not exposed to significant interest, currency or credit risk arising from its financial instruments.

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

At February 28, 2009, basic and diluted loss per share are equal because there are no outstanding common stock equivalents.

Lions Gate Lighting Corp. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars) – Page 3

Note 2	Summary of Significant Accounting Policies – (cont’d)

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

Revenue Recognition

The Company recognizes revenue on the sale and delivery of the product to the customer and when collection is reasonably assured.

Advertising and Market Development

The Company expenses advertising and market development costs as incurred.

Financial and Concentration Risk

The Company does not have any concentration or related financial credit risk.

Note 3	Related Party Transactions

As at February 28, 2009, due to related parties consists of advances from directors totalling $68,673 (2008: $57,878). These advances are unsecured, do not bear interest and have no fixed terms of repayment.

As at February 28, 2009, directors of the Company own 3,000,000 common shares.

Note 4	Capital Stock

During the period ended February 28, 2009, the Company did not issue any common shares.

Lions Gate Lighting Corp. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2009 and February 29, 2008
(Stated in US Dollars) – Page 4

Note 5	Deferred Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2009	2008

Future income tax assets:
Non-capital loss carry-forward	$39,906	$37,519
Valuation allowance for future income tax assets	(39,906)	(37,519)

Future income tax asset, net	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At February 28, 2009, the Company has accumulated non-capital losses totalling $129,777 which are available to reduce taxable income in future taxation years. These losses expire between 2016 and 2028. The non-capital losses expire as follows:

2016	$35,533
2027	54,597
2028	19,833
2029	19,814

$129,777

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of February 28, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at May 15, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name(1)	Position Held with our company	Age	Date First Elected or Appointed
Robert Fraser	President, Chief Executive Officer and Director	52	May 2, 2005
William Grossholz	Secretary, Treasurer and Director	52	May 2, 2005

(1)	Effective May 12, 2009, Robert McIsaac resigned as a director of our company. On May 12, 2009, we entered into a return to treasury agreement with Mr. McIsaac whereby he agreed to return 550,000 shares of our common stock that he previously owned to our treasury for the sole purpose of retiring such shares.

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Robert Fraser

Robert Fraser has extensive experience in sales, marketing and consulting in the networking and communication sectors. Mr. Fraser has been the President and Chief Executive Officer of Syntaris Power Corp. from January 2007 to present. Syntaris Power Corp. is in the business of identification, acquisition and development small hydro and other clean energy projects in British Columbia, Canada. Mr. Fraser has been the President and CEO of Nechako Minerals Corp. from December 2006 to present. Nechako Minerals Corp. is in the business of acquisition, exploration and development of natural resource properties in British Columbia, Canada. Mr. Fraser is President of Canadian Financial Processing Inc., a British Columbia company, which position he has held since October 13, 2005. Mr. Fraser was Marketing Manager of Galaxy Multimedia Corp. from September 2004 to December 2005 until his promotion to President in December 2005, which position he held until June 2006. Galaxy Multimedia is a voice over internet protocol wholesale provider in Canada. Mr. Fraser was the Chief Operating Officer for Corinex Communications Corp. from May 2002 to May 2004. Corinex Communications is a research and development company specializing in networking products and services with world-wide sales. Mr. Fraser, with Corinex Communications, developed innovative models for marketing and distributing networking and other peripheral devices, involving manufacturing, sales channels and inventory financing. Prior to joining Corinex Communications, Mr. Fraser was President and Chief Executive Officer of AlphaStream Wireless Inc. from September 1999 to April 2002, a company marketing telecommunication products. In addition, Mr. Fraser has also been President of VOIP Technology Inc. and GWP Enterprises Ltd., both of which companies are in the telecommunication business marketing voice over internet protocol wholesale and retail long distance carrier services and equipment. Mr. Fraser also held a variety of positions from 1981 to 1996 at Dun & Bradstreet Canada, starting as a business analyst and culminating as Manager-Marketing Services. Dun & Bradstreet is considered a world leader in business information systems. Mr. Fraser was a consultant for VOIP Technology Inc., a British Columbia company, from May 2004 to September 2004.

Mr. Fraser currently spends approximately 2 hours per week providing services to our company, which represents approximately 5% of his weekly working hours. He spends the remainder of his working hours working on various other business endeavours.

William Grossholz

William Grossholz is a Chartered Accountant, registered with the Institute of Chartered Accountants in British Columbia with a strong financial management, administration, accounting and tax background. Mr. Grossholz has been the Controller and a Director of Syntaris Power Corp. from January 2007 to present. Syntaris Power Corp. is in the business of identification, acquisition and development small hydro and other clean energy projects in British Columbia, Canada. Mr. Grossholz has been the Chief Financial Officer and a Director of Nechako Minerals Corp. from December 2006 to present. Nechako Minerals Corp. is in the business of acquisition, exploration and development of natural resource properties in British Columbia, Canada. From September 2005 until present, Mr. Grossholz has managed the financial affairs of Hakai Networks Inc., a networking company targeting the cable television industry. Mr. Grossholz was also the Controller for Galaxy Multimedia Corp. from July 2005 to April 2006. Galaxy Multimedia is a voice over internet protocol wholesale provider in Canada. From July 2001 to July 2005, Mr. Grossholz was a founder and the Chief Financial Officer of the Chandler Development Group of companies, responsible for running the financial operations of the organization. Chandler Development Group is a $250,000,000 real estate development entity with numerous projects in British Columbia and the United States. Mr. Grossholz was an Officer and Controller for the Canadian operations of Corinex Communications Corp. from May 2002 to May 2003. Corinex Communications is a research and development company specializing in networking products and services with world-wide sales. Mr. Grossholz has assisted in developing financing models for the marketing and distribution of networking and other peripheral devices. Mr. Grossholz was a director and Controller of AlphaStream Wireless Inc., from September 1999 to April 2002, a company marketing telecommunications products. In addition, Mr. Grossholz has also been a director of VOIP Technology Inc. and GWP Enterprises Ltd., both companies of which are in the telecommunications business, marketing voice over internet protocol wholesale and retail long distance carrier services and equipment. Mr. Grossholz operated a successful chartered accountancy practice in Vancouver for fourteen years, from May 1985 to June 2000, and spent two years as a Senior Business Auditor for the Canada Revenue Agency.

Mr. Grossholz currently spends approximately 2 hours per week providing services to our company, which represents approximately 5% of his working hours. He spends the remainder of his working hours working on various other business endeavors.

Significant Employees

We have no significant employees other than Robert Fraser and William Grossholz, our officers and directors of our company.

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

Audit Committee

Our board of directors struck an audit committee on May 15, 2009. Following this date, Robert Fraser and William Grossholz have acted as the interim members of the audit committee. None of the members of the audit committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered chartered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on May 15, 2009.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee, which person is William Grossholz who is a chartered accountant.

Nomination Procedures For Appointment of Directors

As of May 15, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Code of Ethics

Our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president, secretary and treasurer (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president, secretary and treasurer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president, secretary and treasurer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president, secretary and treasurer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, secretary and treasurer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to our annual report on Form 10-QSB filed with the Securities and Exchange Commission on February 28, 2007. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Lions Gate Lighting Corp., Suite 600 – 999 West Hastings Street, Vancouver, BC V6C 2W2.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2009, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended February 28, 2009 and February 29, 2008 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Fraser President, Chief Executive Officer and Director(1)	2009 2008(3)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
William Grossholz Secretary, Treasurer and Director(2)	2009 2008(3)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Robert Fraser was appointed as our President, Chief Executive Officer and director on May 2, 2005.

(2)	William Grossholz was appointed as our Secretary, Treasurer and director on May 2, 2005.

(3)	Year ended February 29, 2008.

Compensation Discussion and Analysis

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at February 28, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended February 28, 2009.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended February 28, 2009, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of May 15, 2009, there were 7,450,000 shares of our common stock oustanding, after taking into account 550,000 shares of common stock that one of our former directors has agreed to return to treasury. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Robert Fraser 661 Kenwood Road West Vancouver, BC V7S 1S7 Canada	1,450,000	19.5%
Common Stock	William Grossholz 5759 Westport Road West Vancouver, B.C. V7W 2X7 Canada	1,000,000	13.4%
Directors and Executive Officers as a Group (2)		2,450,000	32.9%

(1)

Based on 7,450,000 shares of common stock issued and outstanding as of May 15, 2009, after taking into account 550,000 shares of common stock that one of our former directors has agreed to return to treasury. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended February 28, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

As at February 28, 2009, our company owed loans to directors of our company which totaled $68,673. These loans are unsecured, do not bear interest and have no fixed terms of repayment.

Corporate Governance

Director Independence

We currently have two directors, consisting of Robert Fraser and William Grossholz. As both persons are executive officers of our company, we have determined that none of our directors are independent directors, as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110.

Audit Committee

Our board of directors struck an audit committee on May 15, 2009. Following this date, Robert Fraser and William Grossholz have acted as the interim members of the audit committee. None of the members of the audit committee are independent as defined by Nasdaq Marketplace Rule 4200(a)(15) or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to review the scope, cost and results of the independent audit of our books and records, the results of the annual audit with management and the adequacy of our accounting, financial and operating controls; to recommend annually to the board of directors the selection of the independent registered accountants; to consider proposals made by the independent registered chartered accountants for consulting work; and to report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on May 15, 2009.

Audit Committee Financial Expert

Our board of directors has determined that our company has one audit committee financial expert serving on the audit committee, which person is William Grossholz who is a chartered accountant.

Compensation Committee – Compensation Committee Interlocks and Insider Participation

Our board of directors acts as our compensation committee. We believe that striking a compensation committee and appointing additional independent directors to such committee would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date. None of our directors are independent as defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. Our board of directors’ responsibilities in acting as our compensation committee is to oversee our company’s compensation and benefit plans, including our compensation plan. Our board of directors also monitors and evaluates matters relating to the compensation and benefits structure of our company. Our company has not adopted a Compensation Committee Charter.

Transactions with Independent Directors

We have determined that none of our directors are independent directors, as that term is used in Rule 4200(a)(15) of the Nasdaq Marketplace Rules and National Instrument 52-110.

National Instrument 52-110

We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, none of our directors are independent. For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”.

William Grossholz, an audit committee member, is “financially literate”, as defined in National Instrument 52-110, as he has the industry experience necessary to understand and analyze financial statements of our company, as well as the understanding of internal controls and procedures necessary for financial reporting. Mr. Grossholz is a chartered accountant, registered with the Chartered Accountants in British Columbia.

The audit committee is responsible for review of both interim and annual financial statements for our company. For the purposes of performing their duties, the members of the audit committee have the right at all times, to inspect all the books and financial records of our company and any subsidiaries and to discuss with management and the external auditors of our company any accounts, records and matters relating to the financial statements of our company. The audit committee meets periodically with management and annually with the external auditors.

Since the commencement of our company’s most recently completed financial year, our company’s board of directors has not failed to adopt a recommendation of the audit committee to nominate or compensate an external auditor.

Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company’s Audit Committee Charter is filed as an exhibit to this annual report.

National Instrument 58-110

We are a reporting issuer in the Province of British Columbia. National Instrument 58-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

Our board of directors currently acts with two members consisting of Robert Fraser and William Grossholz. We have determined that Messrs. Fraser and Grossholz are not independent as that term is defined in National Instrument 52-110 due to the fact that Mr. Fraser is our president and Mr. Grossholz is our secretary and treasurer.

Our board of directors facilitates its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities are to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board is also responsible for:

  selecting and assessing members of the board;

  choosing, assessing and compensating the president, secretary and treasurer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

  ensuring the integrity of our company’s internal control and management information systems;

  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

  reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

Directorships

Our directors are not currently directors of other reporting issuers (or the equivalent in a foreign jurisdiction).

Orientation and Continuing Education

We have an informal process to orient and educate new recruits to the board regarding their role of the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his or her obligations as directors.

Nomination of Directors

The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended February 28, 2009 and February 29, 2008 for professional services rendered by Madsen & Associates, CPA’s Inc. for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended February 28, 2009	Year Ended February 29, 2008
Audit Fees and Audit Related Fees	$4,325	$5,205
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$4,325	$5,205

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Madsen & Associates, CPA’s Inc. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Madsen & Associates, CPA’s Inc.

PART IV

Exhibit	Description
Number
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on July 12, 2006)
3.2	Bylaws (incorporated by reference from our SB-2 filed on July 12, 2006)
10.1	Letter Agreement dated June 6, 2007, between our company and Sunway Lighting Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on June 13, 2007 )
10.2	Return to Treasury Agreement dated May 12, 2009 with Robert McIsaac (incorporated by reference from our Current Report on Form 10-Q filed on May 12, 2009)
14.1	Code of Ethics (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 28, 2007)
21.1	Subsidiaries of Lions Gate Lighting Corp.: LG Lighting Corp., a British Columbia company
31.1*	Section 302 Certification of Robert Fraser
31.2*	Section 302 Certification of William Grossholz
32.1*	Section 906 Certification of Robert Fraser and William Grossholz
99.1*	Audit Committee Charter

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert Fraser
By: Robert Fraser,
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Fraser
By: Robert Fraser,
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: May 29, 2009

/s/ William Grossholz
By: William Grossholz,
Treasurer, Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: May 29, 2009