Form 10-Q
period 2009-05-31
LIONS GATE LIGHTING CORP.
filed 2009-07-15
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,450,000(1) common shares issued and outstanding as of July 10, 2009.

(1) Takes into account the 550,000 shares of common stock that a former director has agreed to return to treasury as disclosed in our current report on Form 8-K filed with SEC on May 12, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended May 31, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009

(Stated in US Dollars)

(Unaudited)

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
May 31, 2009 and February 28, 2009
(Stated in US Dollars)
(Unaudited)

	May 31,	February 28,
	2009	2009
ASSETS
Current
Cash	$880	$7,895

Total current assets	$880	$7,895

LIABILITIES

Current
Accounts payable	$14,906	$3,456
Due to related parties – Note 3	79,260	68,673

Total current liabilities	94,166	72,129

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
7,450,000 common shares	7,450	8,000
Additional paid-in capital	45,550	45,000
Comprehensive loss	719	12,543
Deficit	(147,005)	(129,777)

Total stockholders’ deficiency	(93,286)	(64,234)

	$880	$7,895

Nature and Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended May 31, 2009 and 2008 and
for the period September 1, 2007 (Commencement of Development Stage)
to May 31, 2009
(Stated in US Dollars)
(Unaudited)

			September 1,
			2007
			(Commencement
			of
			Development
	Three months ended		Stage) to
	May 31,		May 31,
	2009	2008	2009

Operating expenses	$17,228	$4,365	$43,431

Loss from operations	(17,228)	(4,365)	(43,431)

Other:
Foreign currency translation adjustment	(11,824)	1,816	(334)

Net comprehensive loss for the period	$(29,052)	$(2,549)	$(43,765)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,886,413	8,000,000

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended May 31, 2009 and 2008 and
for the period September 1, 2007 (Commencement of Development Stage)
to May 31, 2009
(Stated in US Dollars)
(Unaudited)

			September 1,
			2007
			(Commencement
			of
			Development
	Three months ended		Stage) to
	May 31,		May 31,
	2009	2008	2009

Operating Activities
Net loss for the period	$(17,228)	$(4,365)	$(43,431)
Add item not involving cash:
Depreciation	-	-	-
Changes in operating working capital items:
Accounts receivable	-	-	-
Accounts payable	11,450	(657)	5,229

	(5,778)	(5,022)	(38,202)

Financing Activity
Increase in due to related parties	10,587	8,207	35,193

Effect of foreign exchange on cash	(11,824)	1,816	(334)

Increase (decrease) in cash during the period	(7,015)	5,001	(3,343)

Cash, beginning of the period	7,895	1,721	4,223

Cash, end of the period	$880	$6,722	$880

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 2, 2005 to May 31, 2009
(Stated in US Dollars)
(Unaudited)

						Deficit
	Common Stock					Accumulated
			Additional			During the
			Paid-in	Comprehensive		Development
	Shares	Par Value	Capital	Income (Loss)	Deficit	Stage	Total

Capital stock issued for cash:
May 2, 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$-	$3,000
May 15 to July 15, 2005 - at $0.01	5,000,000	5,000	45,000	-	-	-	50,000
Foreign currency translation adjustment	-	-	-	3,479	-	-	3,479
Net loss for the period	-	-	-	-	(35,533)	-	(35,533)

Balance, February 28, 2006	8,000,000	8,000	45,000	3,479	(35,533)	-	20,946
Foreign currency translation adjustment	-	-	-	689	-	-	689
Net loss for the year	-	-	-	-	(54,597)	-	(54,597)

Balance, February 28, 2007	8,000,000	8,000	45,000	4,168	(90,130)	-	(32,962)
Foreign currency translation adjustment	-	-	-	(7,560)	-	-	(7,560)
Net loss for the year	-	-	-	-	(13,444)	(6,389)	(19,833)

Balance, February 29, 2008	8,000,000	8,000	45,000	(3,392)	(103,574)	(6,389)	(60,355)
Foreign currency translation adjustment	-	-	-	15,935	-	-	15,935
Net loss for the year	-	-	-	-	-	(19,814)	(19,814)

Balance, February 28, 2009	8,000,000	8,000	45,000	12,543	(103,574)	(26,203)	(64,234)
Return to treasury – May 12, 2009 - at $0.01	(550,000)	(550)	(4,950)	-	-	-	(5,500)
Capital contribution	-	-	5,500	-	-	-	5,500
Foreign currency translation adjustment	-	-	-	(11,824)	-	-	(11,824)
Net loss for the period	-	-	-	-	-	(17,228)	(17,228)

Balance, May 31, 2009	7,450,000	$7,450	$45,550	$719	$(103,574)	$(43,431)	$(93,286)

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s February 29, 2009 financial statements.

The results of operations for the period ended May 31, 2009 are not necessarily indicative of the results that can be expected for the year ended February 28, 2010.

Note 2	Nature and Continuance of Operations

The Company’s principal business operations as an internet-based distributor of lighting products ceased September 1, 2007. Consequently, the Company’s operations are disclosed as being in the development stage commencing September 1, 2007.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $147,005 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Related Party Transactions

As of May 31, 2009, the Company received loans from directors totalling $79,260 (February 28, 2009: $68,673). These loans are unsecured, do not bear interest and are due on demand.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended May 31, 2009

     We did not generate any revenues during the three month periods ended May 31, 2009 and May 31, 2008. On August 31, 2007, our sole supplier agreement with Sunway Lighting Technology Co., Ltd. terminated. To date, we have been unsuccessful in entering into an agreement with a new supplier in order to resume our business of selling and marketing lighting technology products. Consequently, our company is pursuing alternate business opportunities in order to maximize shareholder value. Such opportunities may involve opportunities with entities outside of the lighting technology business. We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand business development activities, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge.

     During the three months ended May 31, 2009, our operating expenses totalled $17,228, compared to $4,365 for the three months ended May 31, 2008. We reported a loss from operations of $17,228 for the three months ended May 31, 2009, compared to a loss from operations of $4,365 for the three months ended May 31, 2008. The loss from operations for the three months ended May 31, 2009 increased by $12,863 compared to the loss from operations for the three months ended May 31, 2008 primarily as a result of legal and accounting expenses.

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

     Our cash on hand as at May 31, 2009 was $880. As at May 31, 2009, we had a working capital deficiency of $93,286. We require funds to enable us to address our minimum current and ongoing expenses and to identify and acquire an alternate business opportunity. We anticipate that our cash on hand will not be sufficient to satisfy our cash requirements for the next twelve month period. We plan to raise any such additional capital primarily through the private placement of our securities.

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

     Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the year ended February 28, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating and acquiring a business opportunity and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Operating Activities

     Operating activities used cash of $5,778 for the three months ended May 31, 2009, compared to $5,022 for the three month period ended May 31, 2008. The increase in cash used in operating activities during the three months ended May 31, 2009 was largely the result of an increase in the net loss in comparison to the three months ended May 31, 2009.

Financing Activities

     Financing activities provided cash of $10,587 for the three months ended May 31, 2009. Financing activities provided cash of $8,207 for the three months ended May 31, 2008. The increase in cash provided from financing activities was a result of an increase in due to related parties for the three months ended May 31, 2009.

Investing Activities

     We did not receive or incur any amounts in regards to investing activities during the three months ended May 31, 2009 and May 31, 2008.

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

Going Concern

     The audited consolidated financial statements included with our Form 10-K filed with the Securities and Exchange Commission on May 29, 2009 were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

NEW ACCOUNTING POLICIES

     As of May 31, 2009, there were no new accounting policies that will materially effect our company.

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

     As of May 31, 2009, the end of the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     As of July 10, 2009, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

Item 1A. Risk Factors.

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

     To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated no revenue from the sale of lighting and signage products during the three months ended May 31, 2009 and May 31, 2008. As at May 31, 2009, we had cash of $880 and a working capital deficiency of $93,286. We do not expect to generate cash flow from operations in the foreseeable future. We estimate that we will require between $30,000 and $70,000 to carry out our business plan for the next twelve month period. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective business opportunity. Obtaining additional financing is subject to a number of factors, including investor acceptance of any business we may acquire in the future and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay potential business acquisitions and our entire business may fail.

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

     We are authorized to issue up to 100,000,000 common shares, of which 7,450,000 are issued and outstanding as of July 10, 2009, which takes into account 550,000 shares of common stock a former director has agreed to return to treasury. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits.

Exhibit	Description
Number
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on July 12, 2006)
3.2	Bylaws (incorporated by reference from our SB-2 filed on July 12, 2006)
10.1	Letter Agreement dated June 6, 2007, between our company and Sunway Lighting Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on June 13, 2007 )
10.2	Return to Treasury Agreement dated May 12, 2009 with Robert McIsaac (incorporated by reference from our Current Report on Form 10-Q filed on May 12, 2009)
14.1	Code of Ethics (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 28, 2007)
21.1	Subsidiaries of Lions Gate Lighting Corp.: LG Lighting Corp., a British Columbia company
31.1*	Section 302 Certification of Robert Fraser
31.2*	Section 302 Certification of William Grossholz
32.1*	Section 906 Certification of Robert Fraser and William Grossholz
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on May 29, 2009)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE LIGHTING CORP.

/s/ Robert Fraser
By: Robert Fraser, President, Chief
Executive Officer and Director
(Principal Executive Officer)
Dated: July 14, 2009

/s/ William Grossholz
By: William Grossholz, Treasurer,
Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: July 14, 2009