Form 10-Q
period 2009-08-31
LIONS GATE LIGHTING CORP.
filed 2009-10-14
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

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
Yes [ x ]     No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [     ]     No [     ] Not currently applicable to the Registrant

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ x ]     No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

7,450,000(1) common shares issued and outstanding as of October 14, 2009.

(1) Takes into account the 550,000 shares of common stock that a former director has agreed to return to treasury as disclosed in our current report on Form 8-K filed with SEC on May 12, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended August 31, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

 (Stated in US Dollars)

(Unaudited)

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
August 31, 2009 and February 28, 2009
(Stated in US Dollars)
(Unaudited)

	August 31,	February 28,
ASSETS	2009	2009

Current
Cash	$1,009	$7,895

Total current assets	$1,009	$7,895

LIABILITIES

Current
Accounts payable	$2,591	$3,456
Due to related parties – Note 3	100,209	68,673

Total current liabilities	102,800	72,129

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
7,450,000 common shares	7,450	8,000
Additional paid-in capital	45,550	45,000
Comprehensive loss	855	12,543
Deficit	(155,646)	(129,777)

Total stockholders’ deficiency	(101,791)	(64,234)

	$1,009	$7,895

Nature and Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three and six months ended August 31, 2009 and 2008 and for the period September 1, 2007 (Commencement of Development Stage)
to August 31, 2009
(Stated in US Dollars)
(Unaudited)

					September 1,
					2007
					(Commencement
					of
					Development
	Three months ended		Six months ended		Stage) to
	August 31,		August 31,		August 31,
	2009	2008	2009	2008	2009

Operating expenses	$8,641	14,318	$25,869	18,683	$52,072

Loss from operations	(8,641)	(14,318)	(25,869)	(18,683)	(52,072)

Other:
Foreign currency translation
adjustment	136	(3,284)	(11,688)	(1,468)	(198)

Net comprehensive loss for the
period	$(8,505)	$(17,602)	$(37,557)	$(20,151)	$(52,270)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	7,450,000	8,000,000	7,668,207	8,000,000

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the six months ended August 31, 2009 and 2008 and
for the period September 1, 2007 (Commencement of Development Stage)
to August 31, 2009
(Stated in US Dollars)
(Unaudited)

			September 1,
			2007
			(Commencement
			of
			Development
	Six months ended		Stage) to
	August 31,		August 31,
	2009	2008	2009

Operating Activities
Net loss for the period	$(25,869)	$(18,683)	$(52,072)
Add item not involving cash:
Depreciation	-	-	-
Changes in operating working capital items:
Accounts payable	(865)	8,094	(7,086)

	(26,734)	(10,589)	(59,158)

Financing Activity
Increase in due to related parties	31,536	23,535	56,142

Effect of foreign exchange on cash	(11,688)	(1,468)	(198)

Increase (decrease) in cash during the period	(6,886)	11,478	(3,214)

Cash, beginning of the period	7,895	1,721	4,223

Cash, end of the period	$1,009	$13,199	$1,009

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 2, 2005 to August 31, 2009
(Stated in US Dollars)
(Unaudited)

						Deficit
	Common Stock					Accumulated
			Additional			During the
			Paid-in	Comprehensive		Development
	Shares	Par Value	Capital	Income (Loss)	Deficit	Stage	Total

Capital stock issued for cash:
May 2, 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$-	$3,000
May 15 to July 15, 2005 - at $0.01	5,000,000	5,000	45,000	-	-	-	50,000
Foreign currency translation adjustment	-	-	-	3,479	-	-	3,479
Net loss for the period	-	-	-	-	(35,533)	-	(35,533)

Balance, February 28, 2006	8,000,000	8,000	45,000	3,479	(35,533)	-	20,946
Foreign currency translation adjustment	-	-	-	689	-	-	689
Net loss for the year	-	-	-	-	(54,597)	-	(54,597)

Balance, February 28, 2007	8,000,000	8,000	45,000	4,168	(90,130)	-	(32,962)
Foreign currency translation adjustment	-	-	-	(7,560)	-	-	(7,560)
Net loss for the year	-	-	-	-	(13,444)	(6,389)	(19,833)

Balance, February 29, 2008	8,000,000	8,000	45,000	(3,392)	(103,574)	(6,389)	(60,355)
Foreign currency translation adjustment	-	-	-	15,935	-	-	15,935
Net loss for the year	-	-	-	-	-	(19,814)	(19,814)

Balance, February 28, 2009	8,000,000	8,000	45,000	12,543	(103,574)	(26,203)	(64,234)
Return to treasury – May 12, 2009 - at $0.01	(550,000)	(550)	(4,950)	-	-	-	(5,500)
Capital contribution	-	-	5,500	-	-	-	5,500
Foreign currency translation adjustment	-	-	-	(11,688)	-	-	(11,688)
Net loss for the period	-	-	-	-	-	(25,869)	(25,869)

Balance, August 31, 2009	7,450,000	$7,450	$45,550	$855	$(103,574)	$(52,072)	$(101,791)

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009
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

The results of operations for the period ended August 31, 2009 are not necessarily indicative of the results that can be expected for the year ended February 28, 2010.

Note 2	Nature and Continuance of Operations

The Company’s principal business operations as an internet-based distributor of lighting products ceased September 1, 2007. Consequently, the Company’s operations are disclosed as being in the development stage commencing September 1, 2007.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At August 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $155,646 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Related Party Transactions

As of August 31, 2009, the Company received loans from directors totalling $100,209 (February 28, 2009: $68,673). These loans are unsecured, do not bear interest and are due on demand.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended August 31, 2009

     We did not generate any revenues during the three month periods ended August 31, 2009 and August 31, 2008. On August 31, 2007, our sole supplier agreement with Sunway Lighting Technology Co., Ltd. terminated. To date, we have been unsuccessful in entering into an agreement with a new supplier in order to resume our business of selling and marketing lighting technology products. Consequently, our company is pursuing alternate business opportunities in order to maximize shareholder value. Such opportunities may involve opportunities with entities outside of the lighting technology business. We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge.

     During the three months ended August 31, 2009, our operating expenses totalled $8,641, compared to $14,318 for the three months ended August 31, 2008. We reported a loss from operations of $8,641 for the three months ended August 31, 2009, compared to a loss from operations of $14,318 for the three months ended August 31, 2008. The loss from operations for the three months ended August 31, 2009 decreased by $5,677 compared to the loss from operations for the three months ended August 31, 2008 primarily as a result of decreased legal and accounting expenses.

Results of Operations for the Six Months Ended August 31, 2009

     We did not generate any revenues during the six month periods ended August 31, 2009 and August 31, 2008. During the six months ended August 31, 2009, our operating expenses totalled $25,869, compared to $18,683 for the six months ended August 31, 2008. We reported a loss from operations of $25,869 for the six months ended August 31, 2009, compared to a loss from operations of $18,683 for the six months ended August 31, 2008. The loss from operations for the six months ended August 31, 2009 increased by $7,186 compared to the loss from operations for the six months ended August 31, 2008 primarily as a result of increased legal and accounting fees associated with public company filings.

Liquidity and Capital Resources

     Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations. In addition, there is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our finding an alternate business opportunity to pursue.

     We have incurred operating losses since inception, and this is likely to continue for the next twelve month period. Management projects that we may require an additional $30,000 to $70,000 to fund our operating expenditures for the next twelve month period. Projected working capital requirements for the next twelve month period are broken down as follows:

Estimated Working Capital Expenditures During the Next Twelve Month Period
Operating expenditures
Marketing and Consultant Costs	$4,000	-	$25,000
Office and General Expenses	$5,000	-	$8,000
Professional Fees	$15,000	-	$25,000
Website development costs	$1,000	-	$2,000
Working capital	$5,000	-	$10,000
Total	$30,000	-	$70,000

     Our cash on hand as at August 31, 2009 was $1,009. As at August 31, 2009, we had a working capital deficiency of $101,791. We require funds to enable us to address our minimum current and ongoing expenses and to identify and acquire an alternate business opportunity. We anticipate that our cash on hand will not be sufficient to satisfy our cash requirements for the next twelve month period. We plan to raise any such additional capital primarily through the private placement of our securities.

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

Operating Activities

     Operating activities used cash of $26,734 for the six months ended August 31, 2009, compared to $10,589 for the six months ended August 31, 2008. The increase in cash used in operating activities during the six months ended August 31, 2009 was largely the result of an increase in the net loss in comparison to the six months ended August 31, 2008.

Financing Activities

     Financing activities provided cash of $31,536 for the six months ended August 31, 2009. Financing activities provided cash of $23,535 for the six months ended August 31, 2008. The increase in cash provided from financing activities was a result of loans from related parties for the six months ended August 31, 2009.

Investing Activities

     We did not receive or incur any amounts in regards to investing activities during the six months ended August 31, 2009 and August 31, 2008.

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

NEW ACCOUNTING POLICIES

     As of August 31, 2009, there were no new accounting policies that will materially affect our company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

Item 4T. Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and our secretary and treasurer, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of August 31, 2009, the end of the six month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     As of October 14, 2009, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

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

On August 31, 2007, our sole distribution agreement with Sunway Lighting Technology terminated. Since then, we have operated without a supplier of lighting products and accessories. We have been unsuccessful in entering into an agreement with a new supplier and consequently are now pursuing alternate business opportunities. There is no assurance that we will be successful in finding such an opportunity.

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

     In 2008 and 2009, there was a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. These macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, resulted in decreased business opportunities as potential target companies faced increased financial hardship. Tightening credit and liquidity issues also resulted in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business. Although conditions appear to be becoming more favourable, it is unclear whether such improvements will continue and whether our company will see any improvements in our ability to raise capital as a result. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to delay a new business acquisition or our entire business may fail.

We have had minimal revenues from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

     To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. As at August 31, 2009, we had cash of $1,009 and a working capital deficiency of $101,791. We do not expect to generate cash flow from operations in the foreseeable future. We estimate that we will require between $30,000 and $70,000 to carry out our business plan for the next twelve month period. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective business opportunity. Obtaining additional financing is subject to a number of factors, including investor acceptance of any business we may acquire in the future and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay potential business acquisitions and our entire business may fail.

The fact that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited consolidated financial statements.

     We have generated limited revenues since our inception on May 2, 2005. At February 28, 2009, our independent auditors’ report included an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without revenues until we acquire and develop a new business opportunity. We estimate our average monthly operating expenses to be between $2,500 and $5,833 per month. We will not be able to effectively pursue a new business opportunity without obtaining further financing. Our primary source of funds has been the sale of our common stock. If we cannot attract additional financing, we will not be able to acquire and develop a new business opportunity or generate any significant revenues or income. If we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended February 28, 2009.

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

     We are authorized to issue up to 100,000,000 common shares, of which 7,450,000 are issued and outstanding as of October 14, 2009, which takes into account 550,000 shares of common stock a former director has agreed to return to treasury. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits.

Exhibit	Description
Number
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on July 12, 2006)
3.2	Bylaws (incorporated by reference from our SB-2 filed on July 12, 2006)
10.1	Return to Treasury Agreement dated May 12, 2009 with Robert McIsaac (incorporated by reference from our Current Report on Form 10-Q filed on May 12, 2009)
14.1	Code of Ethics (incorporated by reference from our Quarterly Report on Form 10-QSB filed on February 28, 2007)
21.1	Subsidiaries of Lions Gate Lighting Corp.: LG Lighting Corp., a British Columbia company
31.1*	Section 302 Certification of Robert Fraser
31.2*	Section 302 Certification of William Grossholz
32.1*	Section 906 Certification of Robert Fraser and William Grossholz
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K filed on May 29, 2009)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE LIGHTING CORP.

/s/ Robert Fraser
By: Robert Fraser, President, Chief
Executive Officer and Director
(Principal Executive Officer)
Dated: October 14, 2009

/s/ William Grossholz
By: William Grossholz, Treasurer,
Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: October 14, 2009