Form 10-Q
period 2009-11-30
LIONS GATE LIGHTING CORP.
filed 2010-01-12
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

7,450,000(1) common shares issued and outstanding as of January 11, 2010.

(1) Takes into account the 550,000 shares of common stock that a former director has agreed to return to treasury as disclosed in our current report on Form 8-K filed with SEC on May 12, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended November 30, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

 November 30, 2009

(Stated in US Dollars)

 (Unaudited)

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
November 30, 2009 and February 29, 2009
(Stated in US Dollars)
(Unaudited)

	November 30,	February 29,
ASSETS	2009	2009

Current
Cash	$28,945	$7,895

Total current assets	$28,945	$7,895

LIABILITIES

Current
Accounts payable	$6,271	$3,456
Due to related parties – Note 3	132,369	68,673

Total current liabilities	138,640	72,129

STOCKHOLDERS’ DEFICIENCY

Capital stock
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
7,450,000 common shares	7,450	8,000
Additional paid-in capital	45,550	45,000
Comprehensive income (loss)	(2,983)	12,543
Deficit	(159,712)	(129,777)

Total stockholders’ deficiency	(109,695)	(64,234)

	$28,945	$7,895

Nature and Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three and nine months ended November 30, 2009 and 2008 and for the period September 1, 2008 (Commencement of Development Stage)
to November 30, 2009
(Stated in US Dollars)
(Unaudited)

					September 1,
					2007
					(Commencement
					of
					Development
	Three months ended		Nine months ended		Stage) to
	November 30,		November 30		November 30,
	2009	2008	2009	2008	2009

Operating expenses	$4,066	22,197	$29,935	40,880	$56,138

Loss from operations	(4,066)	(22,197)	(29,935)	(40,880)	(56,138)

Other:
Foreign currency translation
adjustment	(3,838)	2,183	(15,526)	715	(4,036)

Net comprehensive loss for the
period	$(7,904)	$(20,014)	$(45,461)	$(40,165)	$(60,174)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
shares outstanding	7,450,000	8,000,000	7,596,000	8,000,000

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the nine months ended November 30, 2009 and 2008 and
for the period September 1, 2008 (Commencement of Development Stage)
to November 30, 2009
(Stated in US Dollars)
(Unaudited)

			September 1,
			2007
			(Commencement
			of
			Development
	Nine months ended		Stage) to
	November 30,		November 30,
	2009	2008	2009

Operating Activities
Net loss for the period	$(29,935)	$(40,880)	$(56,138)
Changes in operating working capital items:
Accounts payable	2,815	1,564	(3,406)

	(27,120)	(39,316)	(59,544)

Financing Activity
Increase in due to related parties	63,696	36,947	88,302

Effect of foreign exchange on cash	(15,526)	715	(4,036)

Increase (decrease) in cash during the period	21,050	(1,654)	24,722

Cash, beginning of the period	7,895	1,721	4,223

Cash, end of the period	$28,945	$67	$28,945

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 2, 2005 to November 30, 2009
(Stated in US Dollars)
(Unaudited)

						Deficit
	Common Stock					Accumulated
			Additional			During the
			Paid-in	Comprehensive		Development
	Shares	Par Value	Capital	Income (Loss)	Deficit	Stage	Total

Capital stock issued for cash:
May 2, 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$-	$3,000
May 15 to July 15, 2005 - at $0.01	5,000,000	5,000	45,000	-	-	-	50,000
Foreign currency translation adjustment	-	-	-	3,479	-	-	3,479
Net loss for the period	-	-	-	-	(35,533)	-	(35,533)

Balance, February 28, 2006	8,000,000	8,000	45,000	3,479	(35,533)	-	20,946
Foreign currency translation adjustment	-	-	-	689	-	-	689
Net loss for the year	-	-	-	-	(54,597)	-	(54,597)

Balance, February 28, 2007	8,000,000	8,000	45,000	4,168	(90,130)	-	(32,962)
Foreign currency translation adjustment	-	-	-	(7,560)	-	-	(7,560)
Net loss for the year	-	-	-	-	(13,444)	(6,389)	(19,833)

Balance, February 29, 2008	8,000,000	8,000	45,000	(3,392)	(103,574)	(6,389)	(60,355)
Foreign currency translation adjustment	-	-	-	15,935	-	-	15,935
Net loss for the year	-	-	-	-	-	(19,814)	(19,814)

Balance, February 28, 2009	8,000,000	8,000	45,000	12,543	(103,574)	(26,203)	(64,234)
Return to treasury – May 12, 2009 - at $0.01	(550,000)	(550)	(4,950)	-	-	-	(5,500)
Capital contribution	-	-	5,500	-	-	-	5,500
Foreign currency translation adjustment	-	-	-	(15,526)	-	-	(15,526)
Net loss for the period	-	-	-	-	-	(29,935)	(29,935)

Balance, November 30, 2009	7,450,000	$7,450	$45,550	$(2,983)	$(103,574)	$(56,138)	$(109,695)

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
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

The results of operations for the period ended November 30, 2009 are not necessarily indicative of the results that can be expected for the year ended February 28, 2010.

Note 2	Nature and Continuance of Operations

The Company’s principal business operations as an internet-based distributor of lighting products ceased September 1, 2007. Consequently, the Company’s operations are disclosed as being in the development stage commencing September 1, 2007.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $159,712 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Related Party Transactions

As of November 30, 2009, the Company received loans from directors totalling $132,369 (February 28, 2009: $68,673). These loans are unsecured, do not bear interest and are due on demand.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended November 30, 2009

     We did not generate any revenues during the three month periods ended November 30, 2009 and November 30, 2008. On August 31, 2007, our sole supplier agreement with Sunway Lighting Technology Co., Ltd. terminated. To date, we have been unsuccessful in entering into an agreement with a new supplier in order to resume our business of selling and marketing lighting technology products. Consequently, our company is pursuing alternate business opportunities in order to maximize shareholder value. Such opportunities may involve opportunities with entities outside of the lighting technology business. We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge.

     During the three months ended November 30, 2009, our operating expenses totalled $4,066, compared to $22,197 for the three months ended November 30, 2008. We reported a loss from operations of $4,066 for the three months ended November 30, 2009, compared to a loss from operations of $22,197 for the three months ended November 30, 2008. The loss from operations for the three months ended November 30, 2009 decreased by $18,131 compared to the loss from operations for the three months ended November 30, 2008 primarily as a result of decreased legal and accounting expenses.

Results of Operations for the Nine Months Ended November 30, 2009

     We did not generate any revenues during the nine month periods ended November 30, 2009 and November 30, 2008. During the nine months ended November 30, 2009, our operating expenses totalled $29,935, compared to $40,880 for the nine months ended November 30, 2008. We reported a loss from operations of $29,935 for the nine months ended November 30, 2009, compared to a loss from operations of $40,880 for the nine months ended November 30, 2008. The loss from operations for the nine months ended November 30, 2009 decreased by $10,945 compared to the loss from operations for the nine months ended November 30, 2008 primarily as a result of decreased legal and accounting fees associated with public company filings.

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

     Our cash on hand as at November 30, 2009 was $28,945. As at November 30, 2009, we had a working capital deficiency of $109,695. We require funds to enable us to address our minimum current and ongoing expenses and to identify and acquire an alternate business opportunity. We anticipate that our cash on hand will not be sufficient to satisfy our cash requirements for the next twelve month period. We plan to raise any such additional capital primarily through the private placement of our securities.

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

Operating Activities

     Operating activities used cash of $27,120 for the nine months ended November 30, 2009, compared to $39,316 for the nine months ended November 30, 2008. The decrease in cash used in operating activities during the nine months ended November 30, 2009 was largely the result of a decrease in the net loss in comparison to the nine months ended November 30, 2008.

Financing Activities

     Financing activities provided cash of $63,696 for the nine months ended November 30, 2009. Financing activities provided cash of $36,947 for the nine months ended November 30, 2008. The increase in cash provided from financing activities was a result of loans from related parties for the nine months ended November 30, 2009.

Investing Activities

     We did not receive or incur any amounts in regards to investing activities during the nine months ended November 30, 2009 and November 30, 2008.

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

NEW ACCOUNTING POLICIES

     As of November 30, 2009, there were no new accounting policies that will materially affect our company.

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

     As of November 30, 2009, the end of the nine month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     As of January 11, 2010, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation. There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

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

     To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. As at November 30, 2009, we had cash of $28,945 and a working capital deficiency of $109,694. We do not expect to generate cash flow from operations in the foreseeable future. We estimate that we will require between $30,000 and $70,000 to carry out our business plan for the next twelve month period. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective business opportunity. Obtaining additional financing is subject to a number of factors, including investor acceptance of any business we may acquire in the future and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay potential business acquisitions and our entire business may fail.

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

     We are authorized to issue up to 100,000,000 common shares, of which 7,450,000 are issued and outstanding as of January 11, 2010, which takes into account 550,000 shares of common stock a former director has agreed to return to treasury. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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
Dated: January 12, 2010

/s/ William Grossholz
By: William Grossholz, Treasurer,
Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: January 12, 2010