Form 10-K
period 2010-02-28
LIONS GATE LIGHTING CORP.
filed 2010-04-26
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 000-52401

LIONS GATE LIGHTING CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 – 999 West Hastings Street,
Vancouver, British Columbia, Canada	V6C 2W2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604-729-5759

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]       No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [ ]      No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [ ]      No [ ]

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
Yes [x]      No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $50,000 based on a price of $0.01 per share. There were no trades of the common shares of the registrant until March 11, 2010. As a result, aggregate market value has been determined by the issue price per share of the last private placement of the registrant completed prior to August 31, 2009, being the last business day of the registrant’s most recently completed second fiscal quarter, whereby common shares were issued at $0.01 per share in June, 2005.

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
Yes [ ]      No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,450,000 shares of common stock as of April 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward-Looking Statements.

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. The following discussion should be read in conjunction with our consolidated unaudited financial statements and the related notes that appear elsewhere in this annual report.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Lions Gate Lighting Corp., and the term “LG Lighting” means LG Lighting Corp.

ITEM 1. BUSINESS.

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

Current Business

On August 31, 2007, our sole distribution agreement with Sunway Lighting Technology Co. Ltd. terminated. Following that date, we have operated without a supplier of lighting products and accessories. To date, we have been unsuccessful in entering into an agreement with a new supplier in order to resume our business of selling and marketing lighting technology products. Consequently, we are pursuing alternate business opportunities in order to maximize shareholder value. Such opportunities may involve entities outside of the lighting technology business. We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand business development activities, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge.

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

We have entered into negotiations with another entity for an alternative business opportunity, however, as of the date hereof, we have not entered into any formal written agreement with such entity. If and when any such agreement is reached, we intend to disclose such agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

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

ITEM 1A. RISK FACTORS.

Risks Related to our Business

Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Prospective investors should consider carefully the risk factors set out below.

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

On August 31, 2007, our sole distribution agreement with Sunway Lighting Technology Co. Ltd. terminated. Since then, we have operated without a supplier of lighting products and accessories. We have been unsuccessful in entering into an agreement with a new supplier and consequently are now pursuing alternate business opportunities. There is no assurance that we will be successful in finding such an opportunity.

Our supplier agreement with our former sole supplier, Sunway Lighting Technology Co. Ltd., was terminated on August 31, 2007. To date, we have not been successful in establishing a relationship with a new supplier. Consequently, we have determined to pursue alternate business opportunities in order to maximize shareholder value. We can provide no assurance that we will be able to locate compatible business opportunities. In the event that we do identify a potential business opportunity, we will incur substantial expenses in the acquisition and development of such business. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our pursuit of a new business opportunity. Even if we are able to acquire a new business opportunity, there is no assurance that we will generate any revenues or that revenues generated will be sufficient to provide a return to investors.

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

To date we have not generated significant income from our operations and we have been dependent on sales of our equity securities to meet the majority of our cash requirements. We generated no revenue during the fiscal years ended February 28, 2010 and February 28, 2009. As at February 28, 2010, we had cash of $14,015 and a working capital deficiency of $118,256. We do not expect to generate cash flow from operations in the foreseeable future. We estimate that we will require between $30,000 and $70,000 to carry out our business plan for the next twelve month period. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective business opportunity. Obtaining additional financing is subject to a number of factors, including investor acceptance of any business we may acquire in the future and investor sentiment. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay potential business acquisitions and our entire business may fail.

The fact that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors’ report in connection with our audited financial statements.

We have generated limited revenues since our inception on May 2, 2005. At February 28, 2010, our independent auditors’ report includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without revenues until we acquire and develop a new business opportunity. We estimate our average monthly operating expenses to be between $2,500 and $5,833 per month. We will not be able to effectively pursue a new business opportunity without obtaining further financing. Our primary source of funds has been the sale of our common stock. If we cannot attract additional financing, we will not be able to acquire and develop a new business opportunity or generate any significant revenues or income. If we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

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

Risks Related to our Common Stock

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 100,000,000 common shares, of which 7,450,000 are issued and outstanding as of April 19, 2010. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Executive Offices

Our principal office is located at Suite 600 – 999 West Hastings Street, Vancouver, British Columbia, Canada V6C 2W2. Directors of our company provide us with the use of approximately 200 square feet of office space at no cost. We have never paid nor been charged rent for the use of these premises. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move at that time.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material pending legal proceedings to which our company or LG Lighting is a party or of which any of our properties, or the property of LG Lighting, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or LG Lighting or has a material interest adverse to our company or LG Lighting.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the OTC Bulletin Board under the stock symbol “LNLT”. As at April 16, 2010, the only trades of our common stock occurred on February 22, 2010 (20,000 common shares at $0.06 per share) and March 11, 2010 (10,000 common shares at $0.08) . We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock.

Holders of our Common Stock

As of April 19, 2010, there were 32 holders of record of our common stock. As of such date, 7,450,000 common shares of our company were issued and outstanding.

National Stock Transfer Inc. is the registrar and transfer agent for our common shares. Their address is 51512 S 1100 E Ste B, Salt Lake City, Utah 84105 (telephone number: 801-485-7978).

Dividend Policy

The payment of dividends, if any, in the future, rests within the sole discretion of our board of directors. The payment of dividends will depend upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. We have not declared any cash dividends since our inception and have no present intention of paying any cash dividends on our common stock in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.

our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended February 28, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended February 28, 2010.

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

Results of Operations for the Fiscal Years ended February 28, 2010 and February 28, 2009

During the years ended February 28, 2010 and February 28, 2009, we generated no revenue. On August 31, 2007, our sole supplier agreement with Sunway Lighting Technology Co. Ltd. terminated. To date, we have been unsuccessful in entering into an agreement with a new supplier in order to resume our business of selling and marketing lighting technology products. Consequently, our company is pursuing alternate business opportunities in order to maximize shareholder value. Such opportunities may involve opportunities with entities outside of the lighting technology business. We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital to expand business development activities, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge.

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

We have entered into negotiations with another entity for an alternative business opportunity, however, as of the date hereof, we have not entered into any formal written agreement with such entity. If and when any such agreement is reached, we intend to disclose such agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

During the year ended February 28, 2010, our operating expenses, including general and administrative expenses, totaled $39,589, compared to $19,814 for year ended February 28, 2009. This increase was due to increased expenses in connection with our search for an alternative business opportunity. We reported a loss from operations of $39,589 for the year ended February 28, 2010, compared to a loss from operations of $19,814 for the year ended February 28, 2009. Management anticipates that expenses will remain relatively constant until we identify and consummate an alternate business opportunity. During the years ended February 28, 2010 and February 28, 2009, we incurred $39,589 and $19,814 in general and administration expenses, respectively.

Liquidity and Capital Resources

Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to recommence operations or to secure an additional business opportunity. In addition, there is some doubt about our ability to continue as a going concern.

We have incurred operating losses since inception, and this is likely to continue for the next twelve month period. Management projects that we may require an additional $30,000 to $70,000 to fund our operating expenditures for the next twelve months. Projected working capital requirements for the next twelve month period, are broken down as follows: Operating expenditures

Operating expenditures
Marketing and Consultant Costs	$4,000	-	$25,000
Office and General Expenses	$5,000	-	$8,000
Professional Fees	$15,000	-	$25,000
Operating expenditures
Website development costs	$1,000	-	$2,000
Working capital	$5,000	-	$10,000
Total	$30,000	-	$70,000

Our cash on hand as at February 28, 2010 was $14,015. As at February 28, 2010, we had a working capital deficiency of $118,256. We require funds to enable us to address our minimum current and ongoing expenses and identify and acquire an alternate business opportunity. We anticipate that our cash on hand will not be sufficient to satisfy our cash requirements for the next twelve month period. We plan to raise any necessary additional capital primarily through the private placement of our securities.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the period ended February 28, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon our company locating and acquiring a business opportunity and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

The financial requirements of our company for the next twelve months are primarily dependent upon the financial support through credit facilities of our directors and additional private placements of our equity securities to our directors and shareholders or new shareholders. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. Even though our company has determined that we may not have sufficient working capital for the next twelve month period, our company has not yet pursued such financing options. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations. Although, we have entered into negotiations with another entity for an alternative business opportunity, as of the date hereof, we have not entered into any formal written agreement with such entity.

Operating Activities

Operating activities used cash of $42,993 for the year ended February 28, 2010, compared to $20,556 for the year ended February 28, 2009. The increase in cash used in operating activities during the year ended February 28, 2010 was due to increased costs incurred in connection with our search for an alternative business opportunity.

Investing Activities

We did not undertake any investing activities for the years ended February 28, 2010 and February 28, 2009.

Financing Activities

Financing activities provided cash of $63,546 for the year ended February 28, 2010 compared to cash of $10,795 for the year ended February 28, 2009. Financing activities were raised solely from related parties during the years ended February 28, 2010 and February 28, 2009.

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

Going Concern

The audited consolidated financial statements for the year ended February 28, 2010 included with this annual report were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

New Accounting Policies

As of February 28, 2010, there were no new accounting policies that will materially effect our company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

     (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010 and February 28, 2009

(Stated in US Dollars)

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine St. Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors
Lions Gate Lighting Corp. and Subsidiary
(A Development Stage Company)
Vancouver, BC, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Lions Gate Lighting, Corp. and Subsidiary (A Development Stage Company) at February 28, 2010 and February 28, 2009 and the consolidated statements of operations and cash flows for the years ended February 28, 2010 and February 28, 2009 and for the period September 1, 2007 (commencement of Development Stage) to February 28, 2010 and stockholders' equity for the period May 2, 2005 (date of inception) to February 28, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lions Gate Lighting, Inc. and Subsidiary at February 28, 2010 and February 28, 2009 and the results of operations and cash flows for the years ended February 28, 2010 and February 28, 2009 and for the period September 1, 2007 (commencement of Development Stage) to February 28, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah
April 19, 2010	s\Madsen & Associates, CPA’s Inc.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2010 and February 28, 2009
(Stated in US Dollars)

	February 28,	February 28,
ASSETS	2010	2009

Current
Cash	$14,015	$7,895

LIABILITIES

Current
Accounts payable	$52	$3,456
Due to related parties – Note 3	132,219	68,673

Total current liabilities	132,271	72,129

STOCKHOLDERS’ DEFICIENCY

Capital stock – Notes 3 and 4
Authorized 100,000,000 common shares, par value $0.001 per share
Issued and outstanding 7,450,000 common shares	7,450	8,000
Additional paid-in capital	45,550	45,000
Comprehensive income (loss)	(1,890)	12,543
Deficit	(169,366)	(129,777)

Total stockholders’ deficiency	(118,256)	(64,234)

	$14,015	$7,895

Nature and Continuance of Operations – Note 1

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended February 28, 2010 and February 28, 2009 and for the period September 1, 2007 (Commencement of Development Stage)
to February 28, 2010
(Stated in US Dollars)

			September 1,
			2007
			(Commencement
			of Development
	Years Ended		Stage) to
	February 28,	February 28,	February 28,
	2010	2009	2010

Operating expenses	$(39,589)	$(19,814)	$(65,792)

Other:
Foreign currency translation adjustment	(14,433)	15,935	(2,943)

Comprehensive loss for the period	$(54,022)	$(3,879)	$(68,735)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,560,000	8,000,000

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended February 28, 2010 and February 28, 2009 and for the period September 1, 2007 (Commencement of Development Stage)
to February 28, 2010
(Stated in US Dollars)

			September 1,
			2007
			(Commencement
			of Development
	Years Ended		Stage) to
	February 28,	February 28,	February 28,
	2010	2009	2010
Operating Activities
Net loss for the period	$(39,589)	$(19,814)	$(65,792)
Changes in operating working capital item:
Accounts payable	(3,404)	(742)	(9,625)

	(42,993)	(20,556)	(75,417)

Financing Activity
Due to related parties	63,546	10,795	88,152

Effect of foreign exchange on cash	(14,433)	15,935	(2,943)

Increase in cash during the period	6,120	6,174	9,792

Cash, at beginning of the period	7,895	1,721	4,223

Cash, end of the period	$14,015	$7,895	$14,015

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 2, 2005 to February 28, 2010
(Stated in US Dollars)

	SCHEDULE A					Deficit
	SCHEDULE B COMMON STOCK					Accumulated
			Additional			During the
			Paid-in	Comprehensive		Development
	Shares	Par Value	Capital	Income (Loss)	Deficit	Stage	Total

Capital stock issued for cash:
May 2, 2005 - at $0.001	3,000,000	$3,000	$-	$-	$-	$-	$3,000
May 15 to July 15, 2005 - at $0.01	5,000,000	5,000	45,000	-	-	-	50,000
Foreign currency translation adjustment	-	-	-	3,479	-	-	3,479
Net loss for the period	-	-	-	-	(35,533)	-	(35,533)

Balance, February 28, 2006	8,000,000	8,000	45,000	3,479	(35,533)	-	20,946
Foreign currency translation adjustment	-	-	-	689	-	-	689
Net loss for the year	-	-	-	-	(54,597)	-	(54,597)

Balance, February 28, 2007	8,000,000	8,000	45,000	4,168	(90,130)	-	(32,962)
Foreign currency translation adjustment	-	-	-	(7,560)	-	-	(7,560)
Net loss for the year	-	-	-	-	(13,444)	(6,389)	(19,833)

Balance, February 29, 2008	8,000,000	8,000	45,000	(3,392)	(103,574)	(6,389)	(60,355)
Foreign currency transaction adjustment	-	-	-	15,935	-	-	15,935
Net loss for the year	-	-	-	-	-	(19,814)	(19,814)

Balance, February 28, 2009	8,000,000	8,000	45,000	12,543	(103,574)	(26,203)	(64,234)
Return to treasury – May 12, 2009 - at $0.01	(550,000)	(550)	(4,950)	-	-	-	(5,500)
Capital contribution	-	-	5,500	-	-	-	5,500
Foreign currency transaction adjustment	-	-	-	(14,433)	-	-	(14,433)
Net loss for the year	-	-	-	-	-	(39,589)	(39,589)

Balance, February 28, 2010	7,450,000	$7,450	$45,550	$(1,890)	$(103,574)	$(65,792)	$(118,256)

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010 and February 28, 2009
(Stated in US Dollars)

Note 1	Nature and Continuance of Operations

Organization and Nature of Business

Lions Gate Lighting Corp. was incorporated on May 2, 2005, in the State of Nevada. LG Lighting Corp. is a wholly-owned subsidiary of Lions Gate Lighting Corp. LG Lighting Corp. was incorporated on May 11, 2005, in the Province of British Columbia, Canada. The results of operations of LG Lighting Corp. have been consolidated with the results of operations of Lions Gate Lighting Corp. The consolidated entity is referred to as the Company. The Company marketed lighting products throughout North America until August 31, 2007 at which time its sole supplier terminated the distribution agreement with the Company. Consequently, as at September 1, 2007 the Company became classified as a development stage company. The Company is currently exploring other business opportunities. The Company’s fiscal year end is February 28.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2010, the Company does not have sufficient working capital to support its planned operations and service its debts for the next fiscal year, had not yet achieved profitable operations, has accumulated losses of $169,366 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Lions Gate Lighting Corp. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010 and February 28, 2009
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

Financial Instruments

The carrying amounts of financial instruments consisting of cash, accounts payable and due to related parties are considered by management to be their estimated fair values due to their short- term maturities. The Company is not exposed to significant interest, currency or credit risk arising from its financial instruments.

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

At February 28, 2010, basic and diluted loss per share are equal because there are no outstanding common stock equivalents.

Lions Gate Lighting Corp. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010 and February 28, 2009
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

As at February 28, 2010, due to related parties consists of advances from directors totalling $132,219 (2009: $68,673). These advances are unsecured, do not bear interest and have no fixed terms of repayment.

As at February 28, 2010, directors of the Company own 2,450,000 common shares.

Note 4	Capital Stock

During the year ended February 28, 2010, the Company did not issue any common shares.

Lions Gate Lighting Corp. and Subsidiary
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2010 and February 28, 2009
(Stated in US Dollars)

Note 5	Deferred Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2010	2009
Future income tax assets:
Non-capital loss carry-forward	$52,080	$39,906
Valuation allowance for future income tax assets	(52,080)	(39,906)
Future income tax asset, net	$-	$-

The amount taking into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

At February 28, 2010, the Company has accumulated non-capital losses totalling $169,366 which are available to reduce taxable income in future taxation years. These losses expire between 2016 and 2030. The non-capital losses expire as follows:

2016	$35,533
2027	54,597
2028	19,833
2029	19,814
2030	39,589
$169,366

Note 6	Subsequent Events

The Company has evaluated events and transactions that occurred between February 28, 2010 and April 19, 2010 which is the date the consolidated financial statements were issued for possible disclosure or recognition in the consolidated financial statements. The Company has determined that there were no such events or transactions that warrant disclosure or recognition in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being February 28, 2010. Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of February 28, 2010.

Based on this evaluation, these officers concluded that, as of February 28, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Annual Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 28, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at February 28, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of February 28, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment;

(2)

insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission; and

(3)	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of February 28, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation of our internal control over financial reporting described above that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at April 19, 2010, our directors and executive officers, their ages, positions held, and duration during which they have held such positions, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Robert Fraser	President, Chief Executive Officer and Director	53	May 2, 2005
William Grossholz	Secretary, Treasurer and Director	53	May 2, 2005

Business Experience

The following is a brief account of the education and business experience of each of our directors and executive officers during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

We believe Mr. Fraser is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

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

We believe Mr. Grossholz is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Significant Employees

We have no significant employees other than Robert Fraser and William Grossholz, our officers and directors of our company.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

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

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Nomination Procedures For Appointment of Directors

As of April 19, 2010 we have not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth all compensation received during the two years ended February 28, 2010 and February 28, 2009 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Robert Fraser President, Chief Executive Officer and Director(1)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
William Grossholz Secretary, Treasurer and Director(2)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Robert Fraser was appointed as our President, Chief Executive Officer and director on May 2, 2005.
(2)	William Grossholz was appointed as our Secretary, Treasurer and director on May 2, 2005.

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

Outstanding Equity Awards at Fiscal Year-End

As at February 28, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Option Exercises

There were no options exercised by any officer or director of our company during our twelve month period ended February 28, 2010.

Long-Term Incentive Plan

Currently, our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended February 28, 2010, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of April 19, 2010, there were 7,450,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Robert Fraser 661 Kenwood Road West Vancouver, BC V7S 1S7 Canada	1,450,000	19.5%
Common Stock	William Grossholz 5759 Westport Road West Vancouver, B.C. V7W 2X7 Canada	1,000,000	13.4%
Directors and Executive Officers as a Group (2 persons)		2,450,000	32.9%

(1)

Based on 7,450,000 shares of common stock issued and outstanding as of April 19, 2010. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We have entered into negotiations with another entity for an alternative business opportunity. As of the date hereof, we have not entered into any formal written agreement with such entity, however in the event that we do enter into such an agreement, the closing of such agreement may result in a change of control of our company. If and when any such agreement is reached, we intend to disclose such agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended February 28, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

As at February 28, 2010, our company owed loans to directors of our company which totaled $132,219, compared to $68,673 as at February 28, 2009. These loans are unsecured, do not bear interest and have no fixed terms of repayment.

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

William Grossholz, an audit committee member, is “financially literate”, as defined in National Instrument 52-110, as he has the industry experience necessary to understand and analyze financial statements of our company, as well as the understanding of internal controls and procedures necessary for financial reporting. Mr. Grossholz is a chartered accountant, registered with the Institute of Chartered Accountants of British Columbia.

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

The audit committee has adopted specific policies and procedures for the engagement of non-audit services as set out in the Audit Committee Charter of our company. A copy of our company’s Audit Committee Charter was filed as Exhibit 99.1 to our annual report on Form 10-K for the year ended February 28, 2009. We will provide a copy of the Audit Committee Charter to any person without charge, upon request. Requests can be sent to: Lions Gate Lighting Corp., Suite 600 – 999 West Hastings Street, Vancouver, BC V6C 2W2.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for our two most recently completed fiscal years ended February 28, 2010 and February 28, 2009 for professional services rendered by Madsen & Associates, CPA’s Inc. for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended February 28, 2010	Year Ended February 28, 2009
Audit Fees and Audit Related Fees	$5,485	$4,325
Tax Fees	-	-
All Other Fees	-	-
Total	$5,485	$4,325

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

Item 8 of this annual report on Form 10-K includes audited consolidated financial statements of our company and LG Lighting for the year ended February 28, 2010, comprised of consolidated balance sheets at February 28, 2010 and February 28, 2009 and consolidated statements of operations and cash flows for the years ended February 28, 2010 and February 28, 2009 and for the period September 1, 2007 (being the commencement of development stage) to February 28, 2010, and stockholders’ equity for the period May 2, 2005 (being our date of inception) to February 28, 2010.

Exhibits

Exhibit	Description
Number
3.1	Articles of Incorporation (incorporated by reference from our SB-2 filed on July 12, 2006)
3.2	Bylaws (incorporated by reference from our SB-2 filed on July 12, 2006)
10.1	Letter Agreement dated June 6, 2007, between our company and Sunway Lighting Technology Co. Ltd. (incorporated by reference from our annual report on Form 10-KSB filed on June 13, 2007 )
10.2	Return to Treasury Agreement dated May 12, 2009 with Robert McIsaac (incorporated by reference from our current report on Form 8-K filed on May 12, 2009)
14.1	Code of Ethics (incorporated by reference from our quarterly report on Form 10-QSB filed on February 28, 2007)
21.1	Subsidiaries of Lions Gate Lighting Corp.: LG Lighting Corp., a British Columbia company, 100% interest
31.1*	Section 302 Certification of Robert Fraser
31.2*	Section 302 Certification of William Grossholz
32.1*	Section 906 Certification of Robert Fraser
32.2*	Section 906 Certification of William Grossholz
99.1	Audit Committee Charter (incorporated by reference from our annual report on Form 10-K filed on May 29, 2009)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert Fraser
By: Robert Fraser
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: April 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Fraser
By: Robert Fraser
President, Chief Executive Officer and Director
(Principal Executive Officer)
Dated: April 26, 2010

/s/ William Grossholz
By: William Grossholz Treasurer,
Secretary and Director
(Principal Financial Officer and
Principal Accounting Officer)
Dated: April 26, 2010