Form 10-Q
period 2010-05-31
LIONS GATE LIGHTING CORP.
filed 2010-07-15
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  000-52401

LIONS GATE LIGHTING CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Lexington Avenue, 26th Floor, Suite 2640, New York, NY 10174
(Address of principal executive offices) (Zip code)

212-907-6492
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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

45,761,000 common shares issued and outstanding as of July 13, 2010.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended May 31, 2010 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

LIONS GATE LIGHTING CORP. AND SUBSIDIARY

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010

(Stated in US Dollars)

(Unaudited)

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
May 31, 2010 and February 28, 2010
(Stated in US Dollars)
(Unaudited)

	May 31,	February 28,
	2010	2010

ASSETS

Current
Cash	$3,746	$14,015

LIABILITIES

Current
Accounts payable	$21,191	$52
Due to related parties – Note 3	147,269	132,219

Total current liabilities	168,460	132,271

STOCKHOLDERS’ DEFICIENCY

Capital stock – Note 4
Authorized:
100,000,000 common shares, par value $0.001 per share
Issued and outstanding:
7,450,000 common shares	7,450	7,450
Additional paid-in capital	45,550	45,550
Comprehensive loss	(16,327)	(1,890)
Deficit	(201,387)	(169,366)

Total stockholders’ deficiency	(164,714)	(118,256)

	$3,746	$14,015

Nature and Continuance of Operations – Note 2

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
for the three months ended May 31, 2010 and 2009 and
for the period September 1, 2007 (Commencement of Development Stage)
to May 31, 2010
(Stated in US Dollars)
(Unaudited)

			September 1,
			2007
			(Commencement
			of
			Development
	Three months ended		Stage) to
	May 31,		May 31,
	2010	2009	2010

Operating expenses	$32,021	$17,228	$97,813

Loss from operations	(32,021)	(17,228)	(97,813)

Other:
Foreign currency translation adjustment	(14,437)	(11,824)	(17,380)

Net comprehensive loss for the period	$(46,458)	$(29,052)	$(115,193)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	7,450,000	7,886,413

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
for the three months ended May 31, 2010 and 2009 and
for the period September 1, 2007 (Commencement of Development Stage)
to May 31, 2010
(Stated in US Dollars)
(Unaudited)

			September 1,
			2007
			(Commencement
			of
			Development
	Three months ended		Stage) to
	May 31,		May 31,
	2010	2009	2010

Operating Activities
Net loss for the period	$(32,021)	$(17,228)	$(97,813)
Changes in operating working capital item:
Accounts payable	21,139	11,450	11,514

	(10,882)	(5,778)	(86,299)

Financing Activity
Increase in due to related parties	15,050	10,587	103,202

Effect of foreign exchange on cash	(14,437)	(11,824)	(17,380)

Decrease in cash during the period	(10,269)	(7,015)	(477)

Cash, beginning of the period	14,015	7,895	4,223

Cash, end of the period	$3,746	$880	$3,746

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period May 2, 2005 to May 31, 2010
(Stated in US Dollars)
(Unaudited)

		Common Stock					Accumulated
				Additional			During the
				Paid-in	Comprehensive		Development
		Shares	Par Value	Capital	Income (Loss)	Deficit	Stage	Total
Capital stock issued for cash:
May 2, 2005	- at $0.001	3,000,000	$3,000	$-	$-	$-	$-	$3,000
May 15 to July 15, 2005	- at $0.01	5,000,000	5,000	45,000	-	-	-	50,000
Foreign currency translation adjustment		-	-	-	3,479	-	-	3,479
Net loss for the period		-	-	-	-	(35,533)	-	(35,533)

Balance, February 28, 2006		8,000,000	8,000	45,000	3,479	(35,533)	-	20,946
Foreign currency translation adjustment		-	-	-	689	-	-	689
Net loss for the year		-	-	-	-	(54,597)	-	(54,597)

Balance, February 28, 2007		8,000,000	8,000	45,000	4,168	(90,130)	-	(32,962)
Foreign currency translation adjustment		-	-	-	(7,560)	-	-	(7,560)
Net loss for the year		-	-	-	-	(13,444)	(6,389)	(19,833)

Balance, February 29, 2008		8,000,000	8,000	45,000	(3,392)	(103,574)	(6,389)	(60,355)
Foreign currency transaction adjustment		-	-	-	15,935	-	-	15,935
Net loss for the year		-	-	-	-	-	(19,814)	(19,814)

Balance, February 28, 2009		8,000,000	8,000	45,000	12,543	(103,574)	(26,203)	(64,234)
Return to treasury – May 12, 2009	- at $0.01	(550,000)	(550)	(4,950)	-	-	-	(5,500)
Capital contribution		-	-	5,500	-	-	-	5,500
Foreign currency transaction adjustment		-	-	-	(14,433)	-	-	(14,433)
Net loss for the year		-	-	-	-	-	(39,589)	(39,589)

Balance, February 28, 2010		7,450,000	7,450	45,550	(1,890)	(103,574)	(65,792)	(118,256)
Foreign currency translation adjustment		-	-	-	(14,437)	-	-	(14,437)
Net loss for the period		-	-	-	-	-	(32,021)	(32,021)

Balance, May 31, 2010		7,450,000	$7,450	$45,550	$(16,327)	$(103,574)	$(97,813)	$(164,714)

SEE ACCOMPANYING NOTES

LIONS GATE LIGHTING CORP. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 1	Interim Reporting

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s February 28, 2010 financial statements.

The results of operations for the period ended May 31, 2010 are not necessarily indicative of the results that can be expected for the year ended February 28, 2011.

Note 2	Nature and Continuance of Operations

The Company’s principal business operations as an internet-based distributor of lighting products ceased September 1, 2007.  Consequently, the Company’s operations are disclosed as being in the development stage commencing September 1, 2007.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At May 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $201,387 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3	Related Party Transactions

As of May 31, 2010, the Company received loans from directors totalling $147,269 (February 28, 2010: $132,219). These loans are unsecured, do not bear interest and are due on demand.

Lions Gate Lighting Corp. and Subsidiary
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
May 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 2

Note 4	Commitment

Lions Gate Lighting Corp has entered into a share exchange agreement (the “Agreement”) dated May 3, 2010 with Atlantis Group hf. (“Atlantis”), the sole indirect shareholder of Kali Tuna d.o.o. (“Kali Tuna”).  Pursuant to the terms of the Agreement, Lions Gate has agreed to acquire Kali Tuna in exchange for the issuance by the Company to Atlantis of 30,000,000 shares of its common stock, subject to the satisfaction or waiver of certain conditions precedent as set out in the Agreement.  If the Agreement is successfully completed, Kali Tuna will become an indirect wholly-owned subsidiary of the Company.

Kali Tuna is a Croatian limited liability company that owns and operates facilities and equipment in Croatia where it farms Northern Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market.  If the Agreement is completed, the Company is proposing to change its name to "Umami Sustainable Seafood Inc." to more accurately reflect the business of Kali Tuna.

Note 5	Subsequent Event

The Company has evaluated subsequent events through July 9, 2010, the date on which the accompanying financial statements were available to be issued.

On June 30, 2010, the Company completed the acquisition of Kali Tuna in consideration for the issuance of 30,000,000 common shares.  Concurrent with the completion of the acquisition, the Company issued 7,300,000 units at a price of $1 per unit for gross proceeds of $7,300,000.  Each unit consists of one common share and a warrant to purchase 0.2 common shares at a price of $2 per whole share for five years.

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

As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us”, “our”, “the company” and “Lions Gate Lighting” mean Lions Gate Lighting Corp. and our wholly-owned subsidiaries, Bluefin Acquisition Group Inc. (“Bluefin”) and Kali Tuna d.o.o. (“Kali Tuna”).

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended May 31, 2010

We did not generate any revenues during the three month periods ended May 31, 2010 and May 31, 2009.  On August 31, 2007, our sole supplier agreement with Sunway Lighting Technology Co., Ltd. terminated.  Subsequent to that date, we were unsuccessful in entering into an agreement with a new supplier in order to resume our business of selling and marketing lighting technology products.  Consequently, we began pursuing alternate business opportunities in order to maximize shareholder value.

On May 3, 2010, we entered into a share exchange agreement with Atlantis Group hf. (“Atlantis”), Bluefin and Kali Tuna. Atlantis was the sole shareholder of Bluefin and Bluefin is the sole shareholder of Kali Tuna. Bluefin is a holding company created in March, 2010 solely for the purpose of holding the shares of Kali Tuna. Kali Tuna is a limited liability company organized under the laws of the Republic of Croatia.  Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding common shares of Bluefin from Atlantis in exchange for the issuance by our company to Atlantis of 30,000,000 shares of our common stock, subject to the satisfaction or waiver of certain conditions precedent as set out in the share exchange agreement.  On June 30, 2010, we completed the transactions contemplated under the share exchange agreement and issued the 30,000,000 shares to Atlantis.

At the same time, we divested all of the shares of our wholly-owned subsidiary, LG Lighting Corp., a British Columbia corporation, to one of our former directors as consideration for the former director agreeing to assume our obligation to repay outstanding debts due to our former directors and officers.

As a result of the closing of the share exchange agreement, we are now, through our subsidiary Kali Tuna, in the business of owning and operating facilities and equipment in Croatia for the farming of Northern Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market.  To reflect our new business, we intend to change our name to “Umami Sustainable Seafood Inc.”, subject to receipt of regulatory approvals.

The financial results in this Form 10-Q for the period ended May 31, 2010 reflect our results of operations prior to completion of the share exchange, when we were primarily focused on seeking out new business opportunities. For accounting purposes, the share exchange was treated as an acquisition of our company and a recapitalization of Bluefin.  Bluefin is the accounting acquirer and the results of its operations will be our results of operations going forward.  Audited annual consolidated financial statements for Kali Tuna for the years ended June 30, 2009 and 2008 and unaudited, interim consolidated financial statements for the nine months ended March 31, 2010 and 2009, and management’s discussion and analysis related thereto, were filed on a Form 8-K with the Securities and Exchange Commission on July 7, 2010 and are available at www.sec.gov.  We plan to change our fiscal year to June 30 to coincide with the fiscal year of Bluefin.

During the three months ended May 31, 2010, our operating expenses totalled $32,021, compared to $17,228 for the three months ended May 31, 2009.  We reported a loss from operations of $32,021 for the three months ended May 31, 2010, compared to a loss from operations of $17,228 for the three months ended May 31, 2009.  The loss from operations for the three months ended May 31, 2010 increased by $14,793 compared to the loss from operations for the three months ended May 31, 2009 primarily as a result of legal and accounting expenses.

Liquidity and Capital Resources

Our cash on hand as at May 31, 2010 was $3,746.  As at May 31, 2010, we had a working capital deficiency of $164,714. However, concurrently with the closing of the share exchange agreement with Atlantis on June 30, 2010, we completed a private placement financing for net proceeds of approximately $7.3 million.  Additionally, we have an agreement in principle with Atlantis providing for a $15 million line of credit.  The details of this line of credit are being negotiated and we expect to enter into a definitive agreement with Atlantis shortly.  We believe that the proceeds from the financing, the proposed Atlantis line of credit and cash generated by operations will be sufficient to continue to finance our present operations through the harvest season and for the remainder of our fiscal year ending June 30, 2011.

We will need to obtain additional capital in order to expand operations and remain profitable.  We plan to pursue sources of additional capital by issuing securities through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may also consider advance sales of tuna to customers.  Additionally, we are pursuing increases in available bank lines and borrowings that may be available to us once we have completed this Offering and/or raised additional capital.  There can be no assurance that any additional financing on commercially reasonable terms or at all will be available when needed.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated.  Any additional equity financing may involve substantial dilution to our then existing stockholders.

Operating Activities

Operating activities used cash of $10,882 for the three months ended May 31, 2010, compared to $5,778 for the three month period ended May 31, 2009.  The increase in cash used in operating activities during the three months ended May 31, 2010 was largely the result of an increase in the net loss in comparison to the three months ended May 31, 2009.

Financing Activities

Financing activities provided cash of $15,050 for the three months ended May 31, 2010.  Financing activities provided cash of $10,587 for the three months ended May 31, 2009.  The increase in cash provided from financing activities was a result of an increase in due to related parties for the three months ended May 31, 2010.

Investing Activities

We did not receive or incur any amounts in regards to investing activities during the three months ended May 31, 2010 and May 31, 2009.

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

Going Concern

The audited consolidated financial statements included with our Form 10-K filed with the Securities and Exchange Commission on April 26, 2010 were prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

NEW ACCOUNTING POLICIES

As of May 31, 2010, there were no new accounting policies that will materially effect our company.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being May 31, 2010.  Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of May 31, 2010.

Based on this evaluation, these officers concluded that, as of May 31, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 31, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at May 31, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of May 31, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of May 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There was no change in our internal control over financial reporting identified in connection with the evaluation of our internal control over financial reporting described above that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

As of July13, 2010, we were not aware of any material, existing or pending legal proceedings against our company, nor were we involved as a plaintiff in any material proceeding or pending litigation.  There were no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, was an adverse party or had a material interest adverse to our interest.

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

RISKS RELATED TO OUR BUSINESS

Proceeds from our recent $7.3 million financing on June 30, 2010 may not be sufficient to sustain our operations

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand including the proceeds from the financing and amounts expected to be made available by Atlantis under a proposed line of credit facility will satisfy our operational and capital requirements for the next 12 months.  However, without additional capital we will be unable to significantly expand our markets or make significant acquisitions.  Also, if we fail to finalize the agreement providing for the line of credit with Atlantis, and if we are unable to realize satisfactory revenue in the near future, we will be required to seek additional financing to continue our operations beyond that period. There can be no assurance that any additional financing on commercially reasonable terms will be available when needed.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated.  Any additional equity financing may involve substantial dilution to our then existing stockholders.

Regulation of our industry may have an adverse impact on our business.

For years, the international community has been aware of and concerned with the worldwide problem of depletion of natural fish stocks.  In the past, these concerns have resulted in the imposition of quotas that subject individual countries to strict limitations on the amount of fish they are allowed to catch.  Environmental groups have been lobbying to have additional limitations on fishing imposed and have even made suggestions that would limit the activities of fish farms.  If international organizations or national governments were to impose additional limitations on fishing and fish farm operations, this could have a negative impact on our results of operations.

Our lack of diversification may increase the risk of an investment in our company and our financial condition and results of operations may deteriorate if we fail to diversify.

Our business focus is on the farming and processing of Northern Bluefin Tuna in Croatia.  We lack diversification, in terms of both the nature and geographic scope of our business.  As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile.  If we fail to diversify our operations, either through natural growth or through acquisitions, our financial condition and results of operations could deteriorate.

Concerns about the state of the bluefin tuna population may lead some customers to look for alternatives.

In the Mediterranean, large quantities of bluefin tuna are taken for on-growing in fish cages. Statistics for culturing are even less accurate than official catch statistics.  Experts estimated the total Atlantic bluefin aquaculture production during 2006 as between 20,000 and 30,000 metric tons.

Responding to fears of a collapse of bluefin tuna stock in the Mediterranean, a number of tuna buyers have occasionally threatened boycotts unless drastic measures are taken to protect the threatened tuna stock.  In addition, some restaurants in Europe have stopped buying Mediterranean bluefin tuna and replaced the bluefin with other tuna species, such as yellowfin, albacore and bigeye.  If these boycotts become more widespread, they may have a negative impact on our results of operations.

The growth of our business depends on our ability to secure fishing licenses directly or through third parties and concessions for our farm locations.

Fish farming is a highly regulated industry.  Our operations require licenses, permits and in some cases renewals of licenses and permits, from various governmental authorities.  For example, commercial fishing operations are subject to government license requirements that permit them to make their catch.  In addition, our offshore farms that harbor the cages containing our tuna livestock are constructed pursuant to concessions granted by the local government that has jurisdiction over the waters where our farms are located.  Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or a loss of or denial of extension to, any of these licenses or permits could hamper our ability to produce revenues from our operations.

We are dependent on an affiliate for our fishing and towing operations.

A large portion of our fishing and towing operations is conducted by M.B. Lubin, an affiliated entity because it is owned by Dino Vidov, our general manager.  M.B. Lubin owns a fleet of seven fishing vessels that catch fish, typically in the Adriatic, store them in cages and tow those cages back to our farming locations where they are transferred into permanent holding pens.  We do not have our own fishing vessels and, moreover, do not possess the requisite licenses to catch our own fish. If for any reason, M.B. Lubin would be unable or unwilling to continue to provide its services to us, this would likely lead to a temporary interruption in our supply of fish, at least until we find another entity that can provide these services to us.  Failure to find a replacement for M.B. Lubin, even on a temporary basis, may have an adverse effect on our results of operations.

Almost all our products are sold to only three customers.

We have derived, and over the near term expect to continue to derive, all of our sales from a small number of customers.  All of our products are sold to only three trading houses for further sale into the Japanese market.  The loss of any of these customers, or non-payment of outstanding amounts due to us by any of them, could materially and adversely affect our results of operations, financial position and liquidity.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and our officers and directors because some of them reside outside the United States.

As our operations are presently based in Croatia and our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

We may be adversely affected by fluctuations in raw material prices and selling prices of our products.

The products and raw materials we use may experience price volatility caused by events such as market fluctuations, weather conditions or changes in governmental programs. The market price of these raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market.  These price changes may ultimately result in increases in the selling prices of our products and may, in turn, adversely affect our sales volume, revenue and operating profits.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Loss of Oli Steindorsson, our Chairman, President and Chief Executive Officer, could impair our ability to operate.

If we lose Oli Steindorsson, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified management personnel.  We have entered into an employment agreement with Mr. Steindorsson.  The loss of Mr. Steindorsson could have some effect on our operations as we may experience temporary difficulties in competing effectively, developing our technology and implementing our business strategies. We do not have key man life insurance in place for any of our key personnel.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our business. We have a small management team, and the loss of a key individual or inability to attract suitably qualified staff could materially adversely impact our business.

Our success depends on the ability of our management and employees to interpret market and aqua-biological data correctly and to interpret and respond to economic, market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We have sought to, and will continue to, ensure that management and any key employees are appropriately compensated, however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

Our management team has limited experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has only limited public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and effect programs and policies in an effective and timely manner that adequately responds to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Our insurance may be inadequate to cover liabilities we may incur.

Our involvement in the fish farming industry may result in our becoming subject to liability for pollution, property damage, personal injury or other hazards. Although we will obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances, be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events.

Some consumers may refrain from purchasing tuna because it has been found to contain mercury,

Research has shown that tuna contains relatively high levels of mercury, a toxic substance.  Studies have suggested that mercury may cause health problems, including an increased risk of cardiovascular disease and neurological symptoms.

The high mercury concentration in tuna relative to other fish species is due to its large size and resulting high position in the food chain and the subsequent accumulation of heavy metals from its diet.  As awareness of the real or perceived risks associated with the consumption of a fish that contains this substance spreads, increasing numbers of people may refrain from consuming tuna.  If this were to occur, this will have an adverse impact on our business.

Fluctuations in foreign exchange rates could have an adverse effect on our results of operations.

Our operations through our subsidiary are conducted in foreign currencies.  For example, most of our sales are paid for in Japanese Yen while most of our expenses are paid for in Croatian Kuna and Euros.  The value of these currencies fluctuate relative to the U.S. dollar.  As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations in a given period.

 RISKS RELATED TO OUR COMMON STOCK

There has been a limited trading market for our common stock and there is no market for our outstanding warrants.

It is anticipated that there will be a limited trading market for our common stock on the Over-the-Counter Bulletin Board.  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock may not be actively traded, and the bid and asked prices for our common stock on the Over-the-Counter Bulletin Board may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of our common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock may be, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future acquisitions or capital financings to fund our operations and growth,  to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions or other business initiatives by our competitors;

•	our ability to take advantage of new acquisitions or other business initiatives;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements by relevant governments pertaining to additional quota restrictions; and

•	fluctuations in interest rates and the availability of capital in the capital markets.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, prices of feed used in our business, the price that customers are willing and able to pay for our products and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

Our directors and officers will have a high concentration of ownership of our common stock.

Based on the 45,261,000 shares of common stock that are estimated to be outstanding (excluding shares underlying warrants) as of June 30, 2010, our officers and directors beneficially own approximately 74.8% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of our company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the our board of directors and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Shares of common stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference from our SB-2 as filed with the SEC on July 12, 2006)

3.2	Bylaws (incorporated by reference from our SB-2 as filed with the SEC on July 12, 2006)

10.1
Share Exchange Agreement dated May 3, 2010, among our company, Atlantis Group HF, Bluefin Acquisition Group Inc. and Kali Tuna d.o.o. (incorporated by reference from our current report on Form 8-K filed on May 3, 2010)

10.2	Form of warrant to purchase shares of our common stock

10.3	Employment Agreement dated July 1, 2010 with Oli Valur Steindorsson (incorporated by reference from our current report on Form 8-K as filed with the SEC on July 7, 2010)

10.4	Employment Agreement dated July 1, 2010 with Dan Zang (incorporated by reference from our current report on Form 8-K as filed with the SEC on July 7, 2010)

10.5	Sales Agency Agreement dated June 30, 2010 with Atlantis Group hf. (incorporated by reference from our current report on Form 8-K as filed with the SEC on July 7, 2010)

10.6	Call Option Agreement dated June 30, 2010 with Atlantis Group hf. (incorporated by reference from our current report on Form 8-K as filed with the SEC on July 7, 2010)

31.1*	Section 302 Certification of Oli Valur Steindorsson

31.2*	Section 302 Certification of Daniel G. Zang

32.1*	Section 906 Certification of Oli Valur Steindorsson

32.2*	Section 906 Certification of Daniel G. Zang

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONS GATE LIGHTING CORP.

/s/Oli Valur Steindorsson
By: Oli Valur Steindorsson
President, Chief Executive Officer and Chairman
(Principal Executive Officer)
Dated: July 14, 2010

/s/Daniel G. Zang
By: Daniel G. Zang
Chief Financial Officer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)
Dated: July 14, 2010