Form 10-K
period 2010-06-30
Umami Sustainable Seafood Inc.
filed 2010-10-22
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52401

Umami Sustainable Seafood Inc.
 (Exact name of registrant as specified in its charter)

Nevada	98-06360182
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

405 Lexington Avenue
26th Floor, Suite 2640
New York, NY 10174
(Address of principal executive offices) (zip code)

212-907-6492
 (Registrant’s telephone number, including area code)

Lions Gate Lighting Corp.
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2009: N/A

The number of shares of common stock outstanding as of October 20, 2010 was 47,745,400.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, in that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to our industry, operations and results of operations and any businesses that we may acquire, and include, without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2. Our ability to generate customer demand for our products;

3. The intensity of competition; and

4. General economic conditions.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

All forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock. The following discussion should be read in conjunction with the audited annual financial statements and the related notes filed herein.

Unless otherwise indicated or the context otherwise requires, all references below in this current report on Form 10-K to “we”, “us”, “our”, and “the Company”, refer to Umami Sustainable Seafood Inc., a Nevada corporation, and its wholly-owned subsidiaries, Bluefin Acquisition Group Inc. and Kali Tuna d.o.o.

Item 1. BUSINESS

Company Overview

Umami Sustainable Seafood Inc. (Umami or the Company), formerly named Lions Gate Lighting Corp. (Lions Gate) was formed by a team of individuals within the Bluefin Tuna Industry who have been working on ensuring the long term sustainability of Bluefin Tuna.  The Company is one of the global leaders in the Northern and Pacific Bluefin Tuna industry with growth founded on sustainable management of resources and economically sound practices.  Our strategy is based on consolidation within the sector to leverage scientific process and research knowledge through economies of scale.  While the company’s current core business is focused on on-growing Bluefin Tuna, the company is actively working on creating a self-sustaining farm environment where the tuna spawn, the eggs are hatched and grown to full size.

Umami’s operations are comprised of Kali Tuna d.o.o. ( Kali Tuna), a wholly-owned subsidiary located in Croatia and, in July 2010, the Company acquired a 33% interest, and an option to acquire the remaining 67% interest, in  Baja Aqua Farms S.A. de C.V (Baja) located in Mexico.  In September 2010, the Company exercised its option to purchase the remaining 67% with the closing expected to occur in the quarter ending December 31, 2010.

Corporate Background

Lions Gate was incorporated on May 2, 2005 in the state of Nevada. From August 31, 2007 until June 30, 2010 we were a shell company.  On June 30, 2010 we completed the reverse merger described below.

In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf (Atlantis), an Iceland based holding company with its key market in Japan, that seeks to produce, market and distribute sustainable seafood, with a focus on aquaculture.  In March 2010, Atlantis created Bluefin Acquisition Group Inc. (Bluefin), a New York based holding company and wholly owned subsidiary of Atlantis, for the purpose of holding the shares of Kali Tuna. On May 3, 2010, Lions Gate entered into a share exchange agreement, to be effective upon the initial funding of the private placement discussed below, among Lions Gate, Kali Tuna, Bluefin and Atlantis, pursuant to which Lions Gate purchased from Atlantis all of the issued and outstanding shares of Bluefin in consideration for the issuance to Atlantis of 30,000,000 share of Lions Gate common stock (the “Share Exchange”) resulting in a change of control of Lions Gate. As a result, effective June 30, 2010, Kali Tuna became an indirect wholly owned subsidiary of the Company.

In addition, on June 30, 2010 we completed the initial funding of a private placement financing pursuant to which we issued 7.3 million units at a price of $1.00 per unit for gross proceeds of$7.3 million. In July and August 2010 we completed the final funding of this private placement pursuant to which we issued 1.4 million additional units at a price of $1.00 per unit for additional gross proceeds of $1.4 million.  Each unit consisted of one share of our common stock and a five-year warrant to purchase 0.2 shares of our common stock at $2.00 per whole share. In connection with the private placement the Company paid $0.1 million cash and issued 575,400 shares of common stock and 872,000 five-year warrants to purchase common stock at $2.00 per whole share to placement agents.  Following the completion of the Share Exchange and the financing, an aggregate of 46,745,400 shares were issued and outstanding.

On August 20, 2010 we changed our name to Umami Sustainable Seafood Inc. The stock symbol on the OTC Bulletin Board was changed to UMAM on the same date.

Baja Aqua Farms and Oceanic

On July 20, 2010, Umami entered into a Stock Purchase Agreement with Corposa, S.A. de C.V. (“Corposa”), Holshyrna ehf, (“Holshyrna”) and certain other parties, providing for the sale from Corposa and Holshyrna of 33% of the equity of Baja Aqua Farms, S.A. de C.V., a Mexican corporation (“Baja”) and its affiliate Oceanic Enterprises, Inc., a California corporation (“Oceanic”). Baja and Oceanic are collectively referred to as the “Baja Operation”.

Under the terms of the transaction, cash totaling $8.0 million was paid to acquire 33% of the Baja Operation.  The transaction was structured as a recapitalization of Baja as required under Mexican law.  The Company received newly issued shares from Baja while at the same time Corposa and Holshyrna returned shares to the Company for cancellation of a portion of their shares.  The Company also received shares representing 33% of the outstanding shares of Oceanic.

Under the terms of an Option Agreement of even date therewith (the “Option Agreement”, and together with the Purchase Agreement, the “Agreements”), the Company also acquired the option (the “Option”), exercisable by September 15, 2010, to purchase all remaining Baja shares in consideration for the issuance of a) 10,000,000 restricted shares of common stock of the Company and b) the payment in cash of $10.0 million.   On September 15, 2010, the Company exercised the Option and on September 27, 2010, the parties to the Agreements entered into amendments (the “Amendments”) to each of the Agreements, as follows:

•	The Company will permit Baja to distribute an additional $2 million capital to certain of its shareholders (the “Shareholder Payments”).

•
The Company will cause Baja to pay amounts owed to Corposa and Holshyrna by November 30, 2010 which were borrowed by Baja in order to meet its working capital needs.  On September 27, 2010 such amounts were approximately $10.0 million (the “Amounts Owed to Shareholders”).

•	The Company will fund any deficit in cash flow required to continue to operate Baja.

•	Capital required in excess of amounts generated will be funded by Umami as loans to Baja (the “Umami Loans”).

•	The closing date for the Option payment (the $10 million in cash and the 10 million shares) was extended to November 30, 2010.

•
The Company will be allowed to use proceeds from sales of Baja’s inventory and amounts financed using Baja’s assets as collateral for loans to fund the Shareholder Payments, the Amounts Owed to Shareholders and Baja’s operating expenses as well as the amount required for the final cash option payment.

•
In the event closing does not occur, Umami will remain a 33% shareholder in Baja.  Any Umami Loans remaining shall remain a debt of Baja due to Umami and repaid through future operating cash flow of Baja.

Kali Tuna d.o.o

Kali Tuna owns and operates facilities and equipment in Croatia where it farms Northern (Atlantic) Bluefin Tuna for sale into the sushi and sashimi market.  We believe that Kali Tuna is considered one of the most respected and trusted suppliers of premium sushi and sashimi grade tuna in Japan. Most of the company’s products are sold into Japanese trading houses for distribution to the high end market in Japan.

Kali Tuna was organized in 1996 under the laws of the Republic of Croatia by individuals who had gained considerable experience in the area of tuna fishing, farming and trading in Southern Australia for approximately 30 years before moving their operations to Croatia.

Kali Tuna’s activities consist of: (a) tuna farming and processing, (b) sales and exports of tuna products, and (c) storage and processing of fish feed for its tuna farming operations.  Through an affiliated entity MB Lubin, it also operates a fleet of seven fishing vessels that typically catch Northern Bluefin Tuna and small pelagic fish used for tuna feed in the Adriatic and transports the live tuna back to its farming sites off the Croatian coast for further growing.

On March 3, 2009, Atlantis entered into an agreement with Daito Gyouri of Japan (the “Daito Agreement”) for the sale and delivery of at least 500 metric tons of frozen Northern Bluefin Tuna on an annual basis.  On June 30, 2010, Umami entered into a sales agency agreement with Atlantis.  Under the terms of the agreement, Atlantis was granted the exclusive right to sell, on Kali Tuna’s behalf, all of Kali Tuna’s Northern Bluefin Tuna products into the Japanese market.  As a result of the sales agency agreement, it is contemplated that tuna to be delivered under the Daito Agreement by Atlantis will be filled by fish that are farmed by Kali Tuna.  Umami has agreed to pay Atlantis an agency commission of 2% on all sales to be made under this agency agreement.  We believe that we have significant competitive advantage as a result of Atlantis’ solid ties in the Japanese fish market which are built on strong personal relationships.

Baja Aqua Farms S.A. de C.V

As described above, Umami has purchased 33% of the outstanding shares of Baja with an option to purchase the remaining 67%.  The completion of that purchase is expected to occur in the quarter ending December 31, 2010.  Baja owns and operates facilities and equipment in Mexico where it farms Pacific Northern Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market.

Baja was organized in 1999 under the laws of the Republic of Mexico by individuals who were involved in the tuna feed industry in Southern Australia for many years before starting their operations in Mexico. Baja is the largest tuna farming operation in Mexico and has been fishing and farming Bluefin Tuna since 2000.

Baja’s activities consist of: (a) tuna farming and processing, (b) sales and exports of tuna products, and (c) processing of fish feed for its tuna farming operations.  Baja leases a fleet of purse seiners and tow boats during the fishing season to catch the Pacific Bluefin Tuna and transport them live back to its farming sites located off the Baja California, Mexico coast for further growing. Through an affiliated entity, it operates a fleet of fishing vessels that typically fish for small pelagic fish used for tuna feed.  Baja sells its fish through various Japanese importers primarily into the Japanese sushi and sashimi market.

Industry Overview

Aquaculture Industry

Aquaculture is the farming of aquatic organisms including fish, mollusks, crustaceans and aquatic plants. Farming implies some form of intervention in the rearing process to enhance production, such as regular stocking, feeding, protection from predators, etc. Farming also implies individual or corporate ownership of the stock being cultivated. Aquaculture production specifically refers to output from aquaculture activities, which are designated for final harvest for consumption.

Aquaculture is the world’s fastest growing segment in the food production system and has been for the past two decades.  According to a recent study by the Food and Agriculture Organization of the United Nations (the “FAO”) published on March 2, 2009, world fisheries production reached a high of 143.6 million metric tons in 2006.  The contribution of aquaculture to the world fisheries production in 2006 was 51.7 million metric tons of fish, which is 36% of world fisheries production, up from 3.6% in 1970.  Global aquaculture accounted for 6% of the fish available for human consumption in 1970.  In 2006, global aquaculture accounted for 47% of the fish available for human consumption according to the FAO.  The FAO report also describes that over half of the global aquaculture in 2006 was freshwater fin-fish.  Based on the FAO’s projections, it is estimated that in order to maintain the current level of per capita consumption, global aquaculture production will need to reach in excess of 80 million metric tons of fish by 2050.

According to the FAO, per capita supply from aquaculture increased from 0.7 kg in 1970 to 7.8 kg in 2006, an average annual growth rate of 6.9%. It is set to overtake capture fisheries as a source of food fish. From a production of less than 1 million metric tons per year in the early 1950s, production in 2006 was reported to be 51.7 million metric tons with a value of $78.8 billion, representing an annual growth rate of nearly 7%.

A good aquaculture site is made up of many factors, with the key ones being location, weather, water temperature, currents and predator risk.  As the availability of sites for aquaculture is becoming increasingly limited due to licensing and environmental factors and the ability to develop non-agricultural land is restricted, the competition to develop additional aquaculture production systems is intensifying. As the intensification for aquaculture production systems increases, the demand for institutional support, services and skilled persons is anticipated to increase, along with the demand for more knowledge-based aquaculture education and training as aquaculture becomes more important worldwide.

Tuna Industry

Tuna and tuna-like species are of great economic importance and represent a significant source of food. They include approximately forty species occurring in the Atlantic, Indian and Pacific Oceans and in the Mediterranean Sea. Their global production has increased from less than 0.6 million metric tons in 1950 to over 4 million metric tons in 2007 according to FAO1.

The so-called principal market tuna species are the most economically important among the tuna and tuna-like species.  They are landed in numerous locations around the world, traded on a nearly global scale and also processed and consumed in many locations worldwide. According to the FAO, in 2007, their catch was approximately four million tons, which represents about 65% of the total catch of all tuna and tuna-like species. Most catches of the principal market tuna species are taken from the Pacific (69.0% of the total catch of principal market tuna species in 2007), with the Indian Ocean contributing much more (21.7% in 2007) than the Atlantic and the Mediterranean Sea (9.5% in 2007).

Bluefin Tuna Trade

The bluefin trade includes three species of tuna: the Pacific Bluefin, the Southern Bluefin and the Atlantic or Northern Bluefin.  In 2007, the total global bluefin trade was estimated to be in excess of $1 billion on a wholesale basis.

The Northern (Atlantic) Bluefin Tuna (Thunnus thynnus) is native to both the western and eastern Atlantic Ocean, the Mediterranean and the Black Sea. It can live up to 30 years and can reach weights of over 450 kilograms.  The Pacific Bluefin Tuna (Thunnus orientalis) is native to both the western and eastern Pacific Ocean.  It can live up to 25 years and weigh up to 200 kilograms.

The following graph shows catches for each species of bluefin in metric tons per year.

1FAO - 2007 catch data http://www.fao.org/fishery/statistics/tuna-catches/en

Source: Fish Info Network (http://www.eurofish.dk/dynamiskSub.php4?id=3416)

As concerns over depleting the natural stock of Bluefin Tuna have increased in recent years, international organizations have increased regulation relating to and imposed strict quotas on Bluefin Tuna catches. The main international body that regulates fishing activities and trade in the Atlantic Bluefin is the International Commission for the Conservation of Atlantic Tunas or ICCAT.  It describes itself as an inter-governmental fishery organization responsible for the conservation of tunas and tuna-like species in the Atlantic Ocean and its adjacent seas.  Its primary tool in its conservation efforts is its ability to impose quotas.  The organization was established in 1966 and covers 30 species of tuna, including the Northern (Atlantic) Bluefin Tuna.

In November 2006, members of the ICCAT reached an agreement to reduce the Bluefin tuna quota in the Mediterranean Sea from 32,000 metric tons in 2006 to 25,500 metric tons in 2010.  In November 2008, the ICCAT set the annual quota at 22,000 metric tons, gradually reducing it to 18,500 tons by 2011.  Various groups, including environmental groups claimed that this quota was too high and that 15,000 tons should have been set as an appropriate level.  In October 2009 at an ICCAT meeting in Brazil it was agreed to shorten the fishing period to one month and reduce the quotas to 13,500 metric tons annually.  The quota is now close to the figure supported by the Company.

In 2008, the ICCAT adopted measures which include a 15 year recovery plan for bluefin tuna starting in 2007.  Among other things, the plan calls for 6-month off-seasons for specific types of boats, bans the use of aircraft in spotting tuna, forbids the capture of tuna under 30 kg except in certain specific circumstances and areas, and requires extensive reporting of tuna catches.  Furthermore, it only allows tuna to be offloaded at designated ports and obliges countries to place observers on fishing boats to monitor their adherence to regulations.

In March 2010, at a meeting of the Conference of the Parties to the Convention on International Trade in Endangered Species of Wild Fauna and Flora, or CITES, in Doha, Qatar, a proposal for a total ban on international trade in Atlantic Bluefin was defeated by a wide majority of participants and it was decided to continue to regulate fishing through the ICCAT organization.  As a result, for the foreseeable future, fishing regulation regarding the species should remain in the hands of ICCAT.

Japan has traditionally been one of the largest consumers of tuna, especially Bluefin tuna, which is used as a premium ingredient for sushi and sashimi.   Umami’s products are regarded by the Japanese as highly reputable and premium fish products as a result of Atlantis’ solid ties in the Japanese fish market, which are built on strong personal relationships.

Fish Supply

Kali Tuna

Kali Tuna procures live Bluefin Tuna primarily through MB Lubin, a company controlled by Kali Tuna.   MB Lubin owns and operates a fleet of seven vessels.  They catch fish primarily off the coast of Croatia.   Kali Tuna has also purchased live tuna from other local and foreign based farms and suppliers including fishing companies operating off the coast of Malta and Libya and other Mediterranean locations.  The tuna is deposited into special towing cages that are towed back to its three farming sites off the Croatian coast for transfer into permanent holding cages.  Fishing takes place during the months of May and June only as permitted by international regulations.  Transport of the catch to Kali Tuna’s farms is a slow process that can take many weeks to complete with speeds of the transport rarely exceeding one mile per hour to maximize the survival rates of the live fish.

MB Lubin sells its live fish to Kali Tuna under an exclusive arrangement in a supply contract dated July 1, 2009.  Under the terms of the agreement, MB Lubin has undertaken to sell all its Bluefin Tuna catches to Kali Tuna.  Under the agreement, which has a term of 20 years, all deliveries of tuna will be made at the market price prevailing at the time of delivery.

In addition, Kali Tuna has entered into an agreement with MB Lubin that provides for the sale and delivery by MB Lubin of small fish that are used for feeding the tuna.

Since Kali Tuna operates on a long-term farming cycle, the Company assumes that none of its suppliers of live tuna or fish feed are critical to its business.  However, if for any reason Kali Tuna would be unable to procure fish from a particular supplier, this would likely lead to a temporary interruption in the supply of fish, at least until Kali Tuna found another entity that could provide it these services.

Baja

Baja procures live Bluefin Tuna primarily through its own fishing efforts. Baja leases fishing vessels (purse seiners) from  reputable companies in Mexico. Baja catches fish primarily off the coast of Baja California, Mexico. The tuna is deposited into special towing cages that are towed back to its two farming sites off the Baja California coast for transfer into permanent holding cages.  Fishing generally takes place during the months of May through August.  Transport of the catch to its farms is a slow process that can take many weeks to complete with speeds of the transport rarely exceeding one mile per hour. This ensures that the Bluefin Tuna will arrive in the best possible condition. Baja utilizes its own vessels to catch feed fish in addition to purchasing feed from local suppliers and from suppliers in the U.S.

Although the Company does not believe that any of Baja’s suppliers of leased purse seiners are critical to its business, if for any reason Baja would be unable to procure vessels for lease from a particular supplier, this would likely lead to a temporary interruption in the supply of fish at least until Baja found another entity that could provide it these services.

Customers and Marketing

Kali Tuna

The majority of Kali Tuna’s production is sold to two large Japanese importers who account for more than 90% of its sales. On March 3, 2009 Atlantis entered into the Daito Agreement for the sale and delivery of at least 500 metric tons of frozen Northern Bluefin Tuna annually.  The management of Kali Tuna believes that it will benefit from this arrangement and is confident that the relationship with each of its customers is of a long term nature, whether or not there is a written agreement.

On June 30, 2010, Umami entered into a sales agency agreement with Atlantis.  Under the terms of the agreement, Atlantis was granted the exclusive right to sell, on Kali Tuna’s behalf, all of its Northern Bluefin Tuna products into the Japanese market.  As a result of the sales agency agreement, it is contemplated that tuna to be delivered under the Daito Agreement by Atlantis will be filled by fish that was farmed by Kali Tuna.  Umami has agreed to pay Atlantis an agency commission of 2% on all sales to be made under this agency agreement.

Harvesting the tuna from the cages occurs typically during the months of November to March when low water temperatures optimizes the quality of tuna meat.  When selling frozen fish to a customer, the customer typically sends its own specially equipped freezer vessels to pick up the product from the Kali Tuna farming site for freezing and transport to Japan.  When selling fresh fish to a customer, Kali Tuna ships the processed fish by overnight delivery to the requested location.

Baja

Baja sells it fish mainly through independent Japanese importers on agency commission basis, which account for more than 90% of its sales. None of the importers individually accounts for more than 45% of sales. These importers sell the fish to all the levels of users in Japan – from wholesalers to sushi-chain restaurants. The agency commissions which include Japanese import and logistic costs are approximately 17% of all sales proceeds.

Harvesting the tuna from the cages occurs typically during the months from September through March when low water temperatures optimizes the quality of tuna meat.  Traditionally Baja has not focused on selling frozen fish.  Frozen sales in the future would either be through land based containers or specially equipped freezer vessels.  When selling fresh fish, Baja will ship the processed fish by overnight delivery to the requested location.

Research and Development

Kali Tuna

Kali Tuna conducts research and development in two specific areas:

1.
Kali Tuna researches the feeding habits of the Bluefin Tuna for the purpose of determining the optimal way of feeding the fish at its sites.  Improving the so-called Food Conversion Ratio or FCR, which represents the number of kilograms of feed needed to produce one kilogram of fish, facilitates achieving maximum feeding efficiencies and cost savings.

2.
Kali Tuna has also been conducting research and testing in the area of spawning the Bluefin Tuna in captivity with the objective of closing the full circle farming process, i.e. farming Bluefin Tuna that is born and raised in captivity.  The company has managed to hatch eggs for 2 consecutive years in a laboratory environment.  Kali Tuna is in the final stages of preparing a hatchery for use during the next spawning season to allow it to advance its research.

If we succeed in our quest to create a closed life cycle in the Bluefin Tuna farming process, the Company would become less dependent on the capture of wild tuna.  We believe we would then be uniquely positioned to address the expected shortage in the supply of tuna, especially as it relates to the Japanese market. Our expenditures to date on this research and development have been minimal but are expected to increase beginning in July, 2010.

Our Principal Competitive Strengths

We believe that we have the following competitive strengths:

We have the most seasoned operations in our geographic areas.  Kali Tuna was the first commercial tuna farm in the Mediterranean and Adriatic areas.  The farm was built by people who had previously been leaders in the tuna farming business in Port Lincoln, Australia.  All farm operations were set up according to the high standards used in Australia.  Most of the key crew members have been with Kali Tuna from inception. Likewise, Baja was one of the early commercial tuna farms in the Baja California area and is the largest in Mexico. Baja was also founded by people who had previously been providers of feed and buyers in the tuna farming business in Australia. Many of the key crew members have been with Baja from inception.

We have strong personal relationships within our target market.  Following the acquisition of Kali Tuna by Atlantis Group in 2005, Kali Tuna was able to enhance its already considerable reputation in the Japanese fish market as a result of strong personal relationships between Atlantis executives and Japanese market leaders.  Japanese business is generally built on personal trust, extensive knowledge regarding product quality assurance and a high level of expertise.  Oli Steindorsson, Umami’s and Atlantis’  Chairman, CEO and President, is fluent in Japanese and has spent extended periods of time residing in that country.  This has allowed Kali Tuna to capitalize on his experience, together with the team at Atlantis’ Japanese subsidiary, and further solidify Kali Tuna’s position as a trusted source of high quality fish products. Umami believes that Baja will be able to utilize these strong Japanese relationships to optimize the sale price achieved.

We have a unique farming cycle.  Following the catch of fish, they are transferred into cages where they are fed and nurtured for up to three and one-half years.  As a result, our output is less impacted by quota reductions and each wild caught fish (between 10-120 kilograms) can be leveraged by a factor of up to 10 times given livestock gains over the period.  Most of our competitors have shorter farming cycles (up to six months) or they practice “catch and kill”.

Full traceability. We also have full traceability on each of the Tuna caught and the tuna feed, which means that every batch of Tuna and feed brought in may be tracked from the area where it was caught, when it was caught, to the boat catching it and to any other intermediaries until its delivery to the farm sites.

We operate in unique farming environments.   There are no predators, such as sea otters, sea lions or sharks, in Adriatic waters that might attack the fish in captivity.  In the Pacific, where there are natural predators we build the cages to keep the predators out.  The waters where the farming sites are located are pristine with no cases of red or blue tide caused by the damaging build-up of algae.  There is no industrial production nearby either area and in both places there is exceptionally clean water. With the islands surrounding the farm sites, we are sheltered naturally against storms.  In addition, the salt and oxygen levels and the water temperature offer a good combination of conditions for sustainable growth of our tuna.

We have an experienced and knowledgeable workforce and a very low employee turnover at each of the operations.   A number of our employees have been working for us for more than 10 years.  Kali Tuna employees have regularly been requested to assist in external operations worldwide as far as Australia and Mexico.  All of the management in Croatia is fluent in English while a number of our key marketing people have multilingual skills that include Japanese. All of the management in Mexico is fluent in English.

We have reached major breakthroughs in our research and development efforts to close the full circle farming process. If our success in spawning and hatching in captivity at Kali Tuna can be commercially implemented, we will become less dependent on wild catches of tuna for both subsidiaries.

We possess valuable government farming permits and concessions at both locations. Kali Tuna has farming concession permits for up to 3,250 metric tons from the government of Croatia. Baja has farming concession permits for up to 4,000 metric tons from the government of Mexico.

Our Growth Strategies

International concerns have been mainly focused on over-catching and poaching of various tuna species, primarily concentrating on the Bluefin Tuna’s stock situation in the Mediterranean Sea.

In response, ICCAT has been taking measures to regulate the catching of the Atlantic-Mediterranean territory covering the migration of Northern Bluefin Tuna and looking at its “colleague organization”, the Commission for the Conservation of Southern Bluefin Tuna or CCSBT, and its measures taken to promote the conservation of Southern Bluefin Tuna in the southern hemisphere  In addition, preliminary discussions are under way between governments concerning further measures to preserve the stock of  the Pacific Bluefin.

We endorse the efforts of these organizations and believe that it is critical to create world-wide industry leadership that will regulate the fishing for all species.  Otherwise, short-term profit considerations could result in a failure to act and conserve and lead to extinction of, among others, the Bluefin Tuna, and thus the demise of our industry.  We believe that we have an important role to play in the adoption of rules aimed at ensuring the long-term survival of the Bluefin Tuna, creating a sustainability model that can be applied to other fish species as well.  We further believe that we can be active in this area while generating profits for our shareholders, as reducing the supply of bluefin tuna will increase its price.

We believe that the following will be some of the critical elements in fulfilling our strategy to become the world leader in the Bluefin Tuna trade:

•
Build up enough livestock to create carry-over inventories.  Our objective has been to lengthen the farming cycle.  This is expected to result in the greatest weight growth and an increase in the price paid per kilogram of fish by our buyers (the bigger the fish, the better the price per kilogram).  In addition, it will mitigate the effects of short-term fluctuations in catching due to weather or other abnormal situations that may occur. Live stock inventories biomass increased from 1,315 metric tons at June 30, 2009 to 1,719 metric tons at June 30, 2010.

•
Strategic investments.  We will seek to acquire stakes in tuna farming and fisheries with farming and/or fishing licenses in selected areas in countries with successful Bluefin Tuna farming history that will synergize with our existing operations.  We have already identified a number of additional targets.

•
Cooperate closely with regulators.  Based on scientific advice, we intend to assist regulators in formulating regulatory proposals aimed at the conservation of the Bluefin Tuna.  We might also lobby for distribution of individual transferable quotas, or ITQs, and monitoring systems based on the experiences of leading countries in the seafood industry that have historically had to rely on sustainable usage of their fishery by strictly regulating and controlling the volume of catching.

•
Consolidating and upgrading of the fleet.   We intend to reduce the existing catching capacity to fewer and more efficient vessels as the quota system develops.  One of the important factors in sustainable fisheries management is to avoid overcapacity of fleet, which is caused by underdevelopment in regulatory environments, for example with Olympic catch systems (first in gets the fish), versus the highly controlled ITQ system.  We believe that a key part of sustainable resource management is to ensure that the harvesting of resources is done in the most efficient and economic way while at the same time, maximizing the value and quality of each fish.

•
Increase our research and development.  We intend to increase our efforts on closing the Northern Bluefin Tuna cycle in cooperation with leading research institutes in this field (i.e. intense farming) as well as enhancing feeding techniques to continue our efforts to minimize the food conversion ratio (FCR) of Tuna. We also intend to establish and fund a research center in Kali, Croatia to focus on these issues.

•
Upgrade and invest in feed procurement.  We intend to achieve greater cost efficiency in feed procurement by focusing on our catching and logistic activities.  We expect this to result in greater profitability, especially in light of our efforts to lengthen the farming cycle.

We expect that these factors will enhance sustainability and traceability of the final products that we are offering to the market.  These actions will also help prevent a collapse in the natural fish stocks and ensure food security for one of the most popular sashimi grade products of the world.

Sustainable Farming

The concept of sustainable development has been popularized by the 1987 World Commission on Environment and Development.  It defined “sustainable development” as meeting the needs of the present generation, without compromising the needs of future generations.  The idea of sustainability has caught up with aquaculture partly because of pressure from environmental groups.  In 1998, the Holmenkollen Guidelines for Sustainable Aquaculture were formulated.  These guidelines recommended, among other things, that new technologies and management procedures should be utilized so that the quality and quantity of aquaculture products is improved and the risk of adverse effects on the environment and on the livelihood of other people, including future generations, is reduced.  The guidelines also recommended:
(1)	strict compliance with the internationally agreed food safety, environmental safety and ethical criteria if genetically modified organisms or hormones are utilized in the production, as well as;
(2)	giving priority to the development of integrated fish farming and of sources for animal feed other than fish protein and fish lipid.

We fully endorse the idea of sustainable farming.  Our scientists have achieved some encouraging results in the area of breeding tuna in captivity.  We are committed to continuing this research project with the ultimate goal of commercializing the full circle farming process.  We have consistently worked closely with the local fisheries ministry in Croatia to formulate rules governing the industry and we are committed to work closely with the local fisheries for  both operations.

Competition

In general, the aquaculture industry is intensely competitive and highly fragmented.  We compete with various companies, many of which are developing or can be expected to develop products similar to ours in the future.  However, we believe that the competition from such producers is minimal because, to the best of our knowledge, there are no competitors in Croatia or other places in the Mediterranean that have a similar operating scale, production capacity, available live-stock, brand recognition, long history and as much market representation as Kali Tuna has. Likewise, to the best of our knowledge, there are no competitors in Mexico that have a similar operating scale, production capacity, available live-stock, brand recognition, long history and as much market representation as Baja has.  On a total basis, we believe that the Kali Tuna and Baja operations have more than 20% of the world production of long-term farmed Bluefin Tuna which makes it difficult for others to compete on a similar scale.

We are aware of competitors in the Adriatic and Mediterranean that produce Bluefin Tuna, including Fuentes e Hijos (Spain), Aquadem (Turkey), Azzopardi (Malta), Sagun (Turkey) and Balfego (Spain).  However, Kali Tuna is the largest single operation in the area.  We are aware of competitors in the Mexican region that produce Bluefin Tuna including Maricultura del Norte (Mexico). Umami, through Atlantis, has very strong relationships with Japanese purchasers which will be highly beneficial now and in the future. We produce a premium product “toro” tuna which is a high fat content belly tuna commanding the highest prices at auctions in Tokyo.   We will continue building on a consistently spotless record, over 14 years for Kali Tuna and 9 years for Baja, in the market in maintaining quality and traceability of products. We also enjoy close ties with regulators responsible for Bluefin quota implementation and have developed a viable business plan for long term growth against a background of declining quota worldwide.

Some of our foreign competitors may be – in certain parts of their business - more established and may have significantly greater financial, technical, marketing and other resources than we presently possess.  Some of our competitors may have a larger customer base.  These competitors may be able to respond more quickly to new or changing opportunities and customer requirements, and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies.

With respect to potential new competitors, although there are no formal barriers to entry for engaging in similar aquaculture processing production and activities in Croatia and Mexico, we believe that it will be very difficult and costly to start an operation comparable to ours.  The principal barriers to entry are the shortage of available sites for farms in the local Croatian waters and the lack of new permits and concessions for farming in Mexico.  As a result, concessions for such sites are almost impossible to obtain.  In addition, our labor force is highly specialized and individuals with the requisite expertise who could manage this type of business are in short supply.  Finally, to build a consistent farming cycle of two or three years, as we have already achieved, is highly capital intensive, time consuming and can only be done with high expertise, experience and research.

Regulation

We are subject to international quotas and to various national, provincial and local environmental protection laws and regulations, as well as certifications and inspections relating to the quality control of their production.

Internationally, ICCAT regulates Atlantic Bluefin Tuna quotas that are allocated to and enforced by individual countries, including Croatia.

Our farming sites are operated under concessions granted by the national authorities.  These concessions are of a long-term temporary nature and are subject to renewal from time to time.  Currently, Kali Tuna operates three sites with a total capacity of 3,240 metric tons.   The concessions in Mexico are not based upon a total mass of tuna at any point in time, but instead on limits of the input of new fish.  The four concessions owned by Baja allow input of an additional 2,400 metric tons per annum.  Two of these concessions expire in 2015 and the remaining two in 2020.  All four of these concessions are renewable through the department of fisheries in Mexico.

In addition, Croatian and Mexican governmental agencies require commercial fishing vessels to be licensed.   Individual operators of the vessels are also subject to permit requirements.

We believe that Kali Tuna and Baja, as well as our suppliers are currently in compliance with all material aspects of these quota and licensing requirements.

Staff

As of June 30, 2010, Kali Tuna had 88 full-time employees and Lubin had 51 full-time employees.   Baja had 75 full-time staff who were employed by an independent labor contractor. None of our staff is represented by a labor union, and both Kali Tuna and Baja consider their staff relations to be excellent.

Item 1A. RISK FACTORS

An investor should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. Additional risk not presently known to us or that we currently deem immaterial may also adversely affect our business.  If any of these events or circumstances occurs, our business, financial condition, results of operations or prospects could be materially harmed.  In that case, the value of our securities could decline and an investor could lose part or all of his or her investment.

RISKS RELATED TO OUR BUSINESS

We will need additional financing in order to execute our business plan.

We anticipate, based on currently proposed plans and assumptions relating to our ability to market and sell our products, that our cash on hand, amounts being made available by Atlantis under an executed line of credit facility and our upcoming current year harvest will satisfy our operational and capital requirements for the next 12 months.  However, without additional capital we will be unable to significantly increase our biomass, expand our markets or make significant acquisitions.  There can be no assurance that any additional financing on commercially reasonable terms will be available when needed.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated.  Any additional equity financing may involve substantial dilution to our existing stockholders.

We will need additional financing in order to complete the Baja acquisition.

In order to complete the Baja acquisition we will need to raise a significant amount of funds in excess of the funds we currently have available. If we are unable to raise these additional funds on reasonable terms when needed, we may not be able to complete our acquisition of the remaining 67% of the Baja operation.

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

In the Mediterranean and the Pacific Ocean, large quantities of Bluefin Tuna are taken for on-growing in fish cages. Statistics for culturing are even less accurate than official catch statistics.  Experts estimated the total Atlantic Bluefin aquaculture production during 2006 at between 20,000 and 30,000 metric tons and the Mexican Pacific Bluefin aquaculture production during 2006 at between 3,000 and 5,000 metric tons.

Responding to fears of a collapse of Bluefin Tuna stock in the Mediterranean and the Pacific Ocean, a number of tuna buyers have occasionally threatened boycotts unless drastic measures are taken to protect the tuna stock.  In addition, some restaurants in Europe and the United States have stopped buying Mediterranean and Pacific Bluefin Tuna and replaced the Bluefin with other tuna species, such as yellowfin, albacore and bigeye.  If these boycotts become more widespread, they may have a negative impact on our results of operations.

The growth of our business depends on our ability to secure fishing licenses directly or through third parties and concessions for our farm locations.

Fish farming is a highly regulated industry.  Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities.  For example, commercial fishing operations are subject to government license requirements that permit them to make their catch.  In addition, our offshore farms that harbor the cages containing our tuna livestock are constructed pursuant to concessions granted by the local governments that have jurisdiction over the waters where our farms are located.  Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or a loss of or denial of extension, to any of these licenses or permits could hamper our ability to produce revenues from our operations.

We are dependent on an affiliate for our Kali Tuna fishing and towing operations.

A large portion of our Kali Tuna fishing and towing operations is conducted by M.B. Lubin, an affiliated entity owned by Dino Vidov, Kali Tuna’s General Manager.  M.B. Lubin owns a fleet of seven fishing vessels that catch fish, typically in the Adriatic, store them in cages and tow those cages back to our farming locations where they are transferred into permanent holding pens.  Kali Tuna does not have its own fishing vessels and, moreover, does not possess the requisite licenses to catch its own fish. If for any reason, M.B. Lubin would be unable or unwilling to continue to provide its services to Kali Tuna, this would likely lead to a temporary interruption in  the supply of fish at least until Kali Tuna found another entity that could provide these services for it.  Failure to find a replacement for M.B. Lubin, even on a temporary basis, may have an adverse effect on our results of operations.

Almost all Kali Tuna’s products are sold to only two customers.

Kali Tuna has derived, and over the near term it expects to continue to derive, all of its sales from a small number of customers.  Almost all of its products are sold to only two trading houses for further sale into the Japanese market.  The loss of either of these customers or non-payment of outstanding amounts due to Kali Tuna by any of them could materially and adversely affect our business in terms of results of operations, financial position and liquidity.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and our officers and directors because some of them reside outside the United States.

Many of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

We may be adversely affected by fluctuations in raw material prices and selling prices of our products.

The products and raw materials we use may experience price volatility caused by events such as market fluctuations, weather conditions or changes in governmental programs. The market price of these raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market.  These price changes may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:
●	meet our capital needs;
●	expand our systems effectively or efficiently, or in a timely manner;
●	allocate our human resources optimally;
●	identify and hire qualified employees or retain valued employees; or
●	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Loss of Oli Steindorsson, our Chairman, could impair our ability to operate.

If we lose Oli Steindorsson, our Chairman, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified management personnel.  We have entered into an employment agreement with Mr. Steindorsson.  The loss of Mr. Steindorsson could have some effect on our operations.  If we were to lose our Chairman, we may experience temporary difficulties in competing effectively, developing our technology and implementing our business strategies. We do not have key man life insurance in place for any of our key personnel.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting the business of the Company. We have a small management team, and the loss of a key individual or inability to attract suitably qualified staff could materially adversely impact our business.

Our success depends on the ability of our management and employees to interpret market and aqua-biological data correctly and to interpret and respond to economic, market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

Our management team has limited experience in public company matters in the United States, which could impair our ability to comply with legal and regulatory requirements.

Our management team has only limited public company management experience or responsibilities in the United States, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and effect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

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

Our insurance coverage may be inadequate to cover liabilities we may incur or to fully replace a significant loss of assets.

Our involvement in the fish farming industry may result in our becoming subject to liability for pollution, property damage, personal injury or other hazards. Also, we subject to loss or mortality of our tuna inventories.  Although we believe we have obtained insurance in accordance with industry standards to address such risks, such insurance has limitations on liability and/or deductible amounts that may not be sufficient to cover the full extent of such liabilities or losses. In addition, such risks may not, in all circumstances, be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities or incurring uncovered losses of our tuna inventories would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability or loss for such events.

Some consumers may refrain from purchasing tuna because it has been found to contain mercury.

Research has shown that tuna contains relatively high levels of mercury, a toxic substance.  Studies have suggested that mercury may cause health problems, including an increased risk of cardiovascular disease and neurological symptoms.

The high mercury concentration in tuna relative to other fish species is due to its large size and resulting high position in the food chain and the subsequent accumulation of heavy metals from its diet.  As awareness of the real or perceived risks associated with the consumption of a fish that contains this substance spreads, increasing numbers of people may refrain from consuming tuna.  If this were to occur, it would have an adverse impact on our business.

Fluctuations in Foreign Exchange Rates Could Have an Adverse Effect on the Company’s Results of Operations.

The Company’s operations are conducted in foreign currencies.  For example, most of the sales are paid for in Japanese Yen while most of the expenses are paid for in Croatian Kunas, Euros and Mexican Pesos.  The value of these currencies fluctuates relative to the U.S. dollar.  As a result, the Company is exposed to exchange rate fluctuations, which could have an adverse effect on its results of operations in a given period.

RISKS RELATED TO OUR COMMON STOCK

There has been a limited trading market for our common stock and no market for the warrants.

It is anticipated that there will be a limited trading market for the common stock on the Over-the-Counter Bulletin Board.  The lack of an active market may impair investor’s ability to sell his or her shares at the time he or she wishes to sell them or at a price that he or she considers reasonable. The lack of an active market may also reduce the fair market value of invesor’s shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

The common stock may not be actively traded, and the bid and asked prices for our common stock on the NASD Over-the-Counter Bulletin Board may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock may be, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:
●
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future acquisitions or capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

●	announcements of new acquisitions or other business initiatives by our competitors;
●	our ability to take advantage of new acquisitions or other business initiatives;
●	quarterly variations in our revenues and operating expenses;
●	changes in the valuation of similarly situated companies, both in our industry and in other industries;
●	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
●	changes in the accounting methods used in or otherwise affecting our industry;
●	additions and departures of key personnel;
●	announcements by relevant governments pertaining to additional quota restrictions; and
●	fluctuations in interest rates and the availability of capital in the capital markets.

Many of these and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, prices of feed used in our business, the price that customer are willing and able to pay for our products and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We may not pay dividends in the near future.

We may not declare dividends for the near future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors would not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the Common Stock.

Directors and officers of the Company will have a high concentration of common stock ownership.

Based on the 46,745,400 shares of common stock that are outstanding (excluding shares underlying Warrants) as of October 7, 2010, our officers and directors beneficially own approximately 72% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of the Company’s board of directors (the “Board”) and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

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

ITEM 2.  PROPERTIES.

Kali Tuna owns approximately 75,000 square feet of land in Lamjana Bay, Community of Kali, Croatia, consisting of approximately 53,000 square feet of working area, housing the main office building, cold storage building processing plant and two warehouses.  Kali Tuna also has the right of use of a ship wharf located adjacent to the property.  Kali Tuna believes that suitable additional space to accommodate its anticipated growth will be available in the future on commercially reasonable terms.

Baja leases buildings of approximately 65,000 square feet of working area, housing the main office building, building processing plant and two warehouses. Baja believes that suitable additional space to accommodate its anticipated growth will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve us that could reasonably be expected to have a material adverse effect on our business and financial condition.

During June 2008, the Financial Police of Ministry of Finance of the Republic of Croatia (FP) concluded an inspection of certain of the Company’s transactions and alleged the following underpayments of taxes and related interest:

•
Underpayment of value added taxes for calendar year 2006 and related interest, which total approximately $1.5 million, in connection with sales of tuna inventory by the Company to its 50%-owned subsidiary, Kali Tuna Trgovina, at its purchase cost.

•
Underpayment of tax on profit for the year ended June 30, 2007 and related interest, which total approximately $.1 million, in connection with sales of tuna inventory by the Company to a related party.

The Company filed an appeal to contest these allegations. The claim was dismissed by the Appellate Body of Ministry of Finance. The dismissal did not terminate the process, but has obliged the Financial Authorities in Croatia to repeat the performed procedure, taking into account all facts and proof being proposed and disclosed by Kali Tuna in their appeal. We intend to continue to defend ourselves vigorously against this action.

Item 4.  [REMOVED AND RESERVED]

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been included for quotation on the OTC Bulletin Board under the stock symbol “UMAM” since August 20, 2010.  Prior thereto, it was traded under the symbol “LNLT”.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated.  No quotes were available for prior periods.  Over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions.  Particularly since our common stock is traded infrequently they may not necessarily represent actual transactions or a liquid trading market.

Year Ended June 30, 2010	HIGH	LOW
Third Quarter	$0.08	$0.06
Fourth Quarter	$1.30	$0.08

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the factors that had a material effect on the Company’s financial position as of June 30, 2010 and its results of operations for the two years then ended. You should read this discussion in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. Prior to June 30, 2010 , the Company was a shell company known as Lions Gate Lighting Corp. (Lions Gate). On June 30, 2010, Lions Gate and Atlantis Group hf (Atlantis) completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin Tuna Acquisition Group (Bluefin) in consideration for the issuance to Atlantis of 30,000,000 shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna d.o.o. (Kali Tuna), a wholly-owned subsidiary of Bluefin and indirect subsidiary of Atlantis, became the indirect wholly-owned subsidiary of the Company. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes. Accordingly the consolidated financial statements presented in this Form 10-K include the consolidated financial position and results of operations of Bluefin (consisting primarily of Kali Tuna and its subsidiaries and variable interest entities) rather than Lions Gate.

General Overview

We are a leader in long term farming of Northern Bluefin Tuna in the Mediterranean through our wholly-owned subsidiary Kali Tuna with farming facilities located in Kali, Croatia, along with a processing plant, freezing storage and wharf.  Kali Tuna cultivates its tuna with special reliance on technology and experience to grow the tuna for one and one-half to three and one-half years following their capture in the wild.  Kali Tuna’s operations include farming, feeding and harvesting Northern Bluefin Tuna that was caught in the Mediterranean and the Adriatic Sea.   During the past three years, Kali Tuna has been increasing its carry-over stock of tuna to increase output quantities each year.

Kali Tuna has marketed almost all of its products in Japan through Atlantis Group hf.  Recently, Atlantis entered into an agreement for the sale and delivery of at least 500 metric tons of frozen Northern Bluefin Tuna on an annual basis.  It is contemplated that tuna to be delivered under this agreement by Atlantis will be filled by fish farmed by Kali Tuna under the terms of a sales agency agreement entered between Umami and Atlantis on June 30, 2010.  Under the terms of the agreement, Atlantis was granted the exclusive right to sell on Kali Tuna’s behalf all of its Northern Bluefin Tuna products into the Japanese market.   Umami has agreed to pay Atlantis an agency commission of 2% of all sales to be made under this agreement.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made.  Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Reporting Currency and Functional Currency

Our growth strategy is to become the world leader in the Bluefin tuna industry.  As such we are positioning the Company to be able to seek out opportunities worldwide and operate with a United States home base with our strategy based on maximizing our returns as measured in US dollars.  Accordingly, we will be continuing to raise capital in US dollars and evolve our financial operations to maximize our returns in US dollars.  Our reporting currency is the US dollar.

We are planning to become a US dollar centric company and our treasury function will strive to minimize foreign currency risk against the US dollar with investments, loans and advances denominated in US dollars and if appropriate we will enter into hedging transactions that we believe will maximize our returns in US dollars.

At June 30, 2010 our functional currency was the Croatian Kuna as our Kali Tuna operation is in Croatia,  our only operation on that date.  We expect to evolve from a Croatian Kuna functional currency to a US dollar functional currency in the near future as we continue to raise capital in US dollars and transition our treasury operations to maximize our return in US dollars and as we begin to acquire operations outside of Croatia.  We have already made a significant investment in Baja Aqua Farms and hope to complete this acquisition during the quarter ending December 31, 2010.

We expect to seek opportunities and invest our available capital in investments that we believe will provide the greatest return in US dollars.

Accounting for Derivative Warrant Liabilities

As described above, the Company’s reporting currency is the US dollar and its functional currency is the Croatian Kuna, as virtually all current operations are in Croatia. Capital raising efforts are conducted primarily in US dollars and the Company has and will continue to issue warrants to purchase common shares at prices denominated in US dollars.

The fact that the exercise prices of the warrants are not denominated in the functional currency requires that the warrants be considered derivatives and recorded at their estimated fair value as liabilities.  As of each reporting date, the estimated fair value of the warrants that remain outstanding will be re-assessed and the recorded liabilities will be adjusted.  If the warrants increase in fair value, the increase will be shown as an expense in the income statement and if the warrants decrease in fair value, a gain will be recorded for such decrease.

Future increases in the share value of the Company’s common stock will increase the value of the outstanding warrants.  Accordingly, during periods when the share price increases, expenses will be recorded related to the warrant liabilities which may be larger than the operating income of the Company.  Conversely, during periods when the share price decreases, gains will be recorded related to the warrant liabilities which may bear no relationship to the operating income or loss of the Company.  Such gains and losses will not be tax-effected.

The warrant liabilities will not require the use of cash in order to be settled.  The warrant liabilities will remain outstanding until (i) the warrants are exercised, (ii) the warrants expire unexercised, or (iii) the Company’s functional currency becomes the US dollar.

If the warrants are exercised, cash will be received for the exercise price, net of any applicable placement agent costs, and recorded as increases to common stock and additional paid in capital equivalent to the total of net cash proceeds received and the value of the warrants immediately prior to exercise.  If the warrants expire unexercised or in the event the Company’s functional currency becomes the US dollar, the Company will reclassify the recorded liability to stockholders’ equity, after first adjusting its fair value and recording a gain or loss on the income statement.

Until we have evolved Umami to a US dollar functional currency, due to the large amount of warrants outstanding and expected to be outstanding, and the expected volatility of our share price, our reported net income will be unpredictable, with potentially large gains or losses resulting from recording changes in the fair value of the warrants affecting each reporting period.

Our financial statements will not be comparable to another entity’s financial statements with a similar capital structure, with the only difference being that their warrants are priced in their functional currency, as such a company would not be required to record the estimated fair value of their outstanding warrants as derivative liabilities with corresponding changes affecting their income statement.  Accordingly, given comparable results and capital structure, such companies will have less volatility in reported earnings, as their net income would be based only on operating results, while our net income will be the sum of our operating results plus or minus changes in the fair value of the warrants.

Inventories

Inventories are stated at the lower of cost or net realizable value.

Cost is calculated on a weighted average basis and includes all costs to acquire and to bring the inventories to their present location and condition. The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

The fair value of live tuna stock that was caught in the 2010 fiscal year is estimated to equal its cost.  The fair value of inventory that was caught in prior years is estimated based upon the market price that an unrelated party would be willing to pay for the inventory, less estimated selling costs.

Consolidation

The Company has determined that (i) Kali Tuna Trgovina d.o.o., a joint venture owned 50% each by Kali Tuna and Bluefin Tuna Hellas A.E, (“BTH Joint Venture”) and (ii) MB Lubin d.o.o., an entity owned by one of the Kali Tuna’s executive officers, are variable interest entities of which the Company is the primary beneficiary.   These entities are therefore consolidated in the Company’s financial statements.  The 50% of the BTH Joint Venture owned by Bluefin Tuna Hellas A.E. has been reflected as non-controlling interest in the financial statements.  All material inter-company transactions and balances have been eliminated in consolidation.

Related Parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectability is probable. The Company recognizes sales when its tuna inventory is shipped, title has passed to the customers and collectability is reasonably assured.

Results of Operations

Year Ended June 30, 2010 Compared to Year Ended June 30, 2009

Sales. For the year ended June 30, 2010, sales increased by $1,256,000 from $24,070,000 to $25,326,000, an increase of 5.2% compared to the year ended June 30, 2009.  Included in the sales for the year ended June 30, 2010, are net revenues of $7,935,000 in connection with transactions that involved the purchase of tuna from another Croatian farming operation and the immediate sale of the product to one of the Company’s customers.

The Company’s sales from its farming activities were $17,391,000, a reduction from the 2009 fiscal year of $6,679,000. This was caused by a decline in the volume of sales to 924 metric tons in the year ended June 30, 2010 from 1,055 metric tons in the year ended June 30, 2009.  There was also a decline in the average sales price to $18.82 per kg from $22.82 per kg. due to the sales of smaller size fish which command a lower price per kg.

Cost of Sales.   The cost of sales as a percentage of net sales from the Company’s farming operations increased from 70% of sales in the year ended June 30, 2009 to 79% in the corresponding period ended June 30, 2010. This was primarily due to the reduction in average sales price per kg of 18%.

Gross Profit. The gross profit generated from the sale of tuna decreased to approximately 20% in the year ended June 30, 2010 compared to approximately 30% in 2009 due to the reduction in average sales price per kg for our farmed tuna of 18% noted above and also to the purchase and resale of tuna of another Croatian farming operation described above, as that transaction resulted in a gross profit margin of only 10%.

Other Operating Income (Expenses). Other operating income declined by $64,000.

Selling, General and Administrative Expenses. Selling, general and administrative costs increased by $1,672,000 from 2009 to 2010.   Costs incurred in connection with the reverse merger and recapitalization of the Company account for $1,271,000 of the increase, and stock option expense accounts for an additional $60,000. Advertising and marketing costs increased by $126,000 due to an increase in our marketing activities in anticipation of larges increases in future quantities available for sale due to the increase in carry-over stocks.

 Operating Income.  During the year ended June 30, 2010, we generated an operating income of $2,204,000, a decrease of $3,630, 000 compared to the operating income for the year ended June 30, 2009.  The decrease is the result of slightly higher sales levels offset by lower margins on those sales and higher selling, general and administration expenses.

Foreign Currency Gains and Losses.  The financial meltdown during late 2008 and the ensuing currency exchange turmoil between EUR and JPY led to a loss of $3,176,000 on the maturity of our JPY denominated liabilities consisting of advances received from customers for contracted sales in the year ended June 30, 2009. In the year ended June 30, 2010, these currency losses fell to $1,700,000, a decrease of $1,476,000 primarily as a result of the Euro decreasing in value against major currencies, especially the US Dollar and the Japanese Yen, due to the current economic crisis in Europe related to Greece and potentially other countries in Europe.

Interest Expense, Net. Interest expenses increased to $987,000 during the year ended June 30, 2010, an increase of $277,000 compared to the prior year.  This was caused by increased borrowings resulting from the extension of the farming cycle.

Income Tax Expense.  Deferred income tax liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax liabilities decreased by $66,000 during the year ended June 30, 2010.  Income tax expense was $462,000 for the year ended June 30, 2010.

Net Loss Attributable to the Non-controlling Interests. The net losses attributable to the non-controlling interests, Lubin and the BTH Joint Venture, increased to $1,380,000 in the year ended June 30, 2010 from $630,000 in the year ended June 30, 2009 as the BTH Joint Venture did not generate sales revenue during 2010. Lubin incurred losses mainly due to changes in the exchange rates on loans held in US Dollar and Japanese Yen. These losses are added back to consolidated net income to derive net income attributable to the Company’s shareholders.

Net Income. Net income decreased to $441,000 for the year ended June 30, 2010, compared to net income of $2,130,000 for the previous year.

Liquidity and Capital Resources

Years ended June 30, 2010 and 2009

At June 30, 2010, we reported working capital of approximately $7,448,000 compared to approximately $2,948,000 at June 30, 2009.  At June 30, 2010, we had cash and cash equivalents in the amount of $215, 000. Additional cash proceeds from the private placement of $1,635,000 were held by the private placement escrow agent on June 30, 2010 and transferred to the Company’s operating cash bank account in July, 2010.

Cash Flows

The following table summarizes our cash flows for the years ended June 30, 2010 and 2009:

	Years Ended June 30,
	2010	2009
Total cash provided by (used in):
Operating activities	$(2,303,000)	$(5,494,000)
Investing activities	(2,397,000)	(1,466,000)
Financing activities	3,574,000	5,736,000
Effects of exchange rate changes	(80,000)	(375,000)
Decrease in cash and cash equivalents	$(1,206,000)	$(1,599,000)

Net cash used in operating activities for the year ended June 30, 2010 totaled $2,303,000, compared to $5,494,000 used in operating activities for the year ended June 30, 2009.  The change is primarily due to the lower net income and changes in inventory  and accounts payable, trade.

Cash used in investing activities for the year ended June 30, 2010 was $2,397,000 compared to $1,466,000 for the year ended June 30, 2009.  The change is due primarily to higher investment in new tangible assets including cages for livestock.

Cash provided by financing activities for the year ended June 30, 2010 totaled $3,574,000, compared to $5,736,000 of cash provided by financing activities for the year ended June 30, 2009.  The change is due primarily to the issuance of common stock and warrants for net proceeds of $5,351,000, an increase in shareholder loans of $11,790,000 offset by payments on these loans of $12,572,000 and net new borrowings of $2,225,000 from Erste & Steirmaerkische bank, offset by payments of $3,200,000 to related parties.

Sources of Liquidity

The Company’s most significant sources of liquidity have been cash from lines of credit with commercial banks, advances made by Atlantis and the issuance of shares.  Additionally, Atlantis has provided loan guarantees and other credit support through its banking relationships.

Sales of tuna occur during the winter when the sea temperature is lowest to maximize the quality and value of the product (October to March).  There are generally no sales generated during the rest of the year.  Accordingly, the Company and Kali Tuna need to finance operations with available capital during the non-selling months.

We raised initial net proceeds of approximately $7.0 million in a financing transaction that was completed on June 30, 2010.  Subsequent to June 30, 2010 another $1.4 million in proceeds related to the same financing transaction was raised. Additionally, we have a credit facility with Atlantis providing for a $9.9 million line of credit and a $5.1 million term loan.  As of October 17, 2010, the total principal balance advanced under the facility was approximately $15.0 million, which was used for the purchase in July 2010 of the initial 33% of Baja and the financing of Baja's farming operations, financing Kali Tuna's farming operations and for Umami corporate expenses.

We believe that the net proceeds from the transactions described above and cash generated by operations will be sufficient to continue to finance our present operations through the harvest season and for the remainder of our fiscal year ending June 30, 2011.

However, we will need to obtain additional capital in order to complete the Baja acquisition ($10 million), and expand operations and remain profitable.  We plan to pursue sources of additional capital by issuing securities through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may also consider advance sales and/or outright sales of tuna to customers.  Since June 30, 2010, we have increased available bank lines and borrowings including an additional $11.2 million in financing for Croatia and net proceeds of $4.2 million from a private investor loan.  There can be no assurance that any additional financing will be available when needed on commercially reasonable terms or at all.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated.  Any additional equity financing may involve substantial dilution to our then existing stockholders.

Seasonality

As explained above, sales of tuna occur during the winter when the sea temperature is lowest to maximize the quality and value of the product (October to March).  There are generally no sales generated during the rest of the year.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, and results of operations, liquidity or capital expenditures.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and Report of Independent Registered Public Accounting Firm appears on pages F-1 through F-14 of this Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 25, 2010, Umami Sustainable Seafood Inc., formerly Lions Gate Lighting Corp. (the “Company”) dismissed its auditors, Madsen & Associates, CPA’s Inc. (the "Former Accountant").  Effective August 26, 2010, the Company engaged Ramirez International (the "New Accountant"), as its independent certified public accountant.  The Company's decision to dismiss the Former Accountant and retain the New Accountant was approved by its Board of Directors on July 29, 2010.

The Former Accountant’s report on the financial statements for the fiscal years ended February 29, 2009 and February 28, 2010 was not subject to an adverse or qualified opinion or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles for the fiscal years then ended, except that the Former Accountant’s report on the financial statements as of February 29, 2009 and February 28, 2010 contained explanatory language that substantial doubt existed about the Company’s ability to continue as a going concern due to the Company’s need for additional working capital for its planned activity and to service its debt.

During the two most recent fiscal years and any subsequent interim period there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

During the two most recent fiscal years and any subsequent interim period there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

Item 9a. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2010.  Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010.

Based on this evaluation, these officers concluded that, as of June 30, 2010, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at June 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of June 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There was no change in our internal control over financial reporting identified in connection with the evaluation of our internal control over financial reporting described above that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Attestation Report of Registered Public Accounting Firm Not Required

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting issuers.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2010 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of June 30, 2010, pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers,” and certain other information required by this item is incorporated by reference from the sections captioned “Principal Stockholders” contained in our Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section captioned “Executive Compensation and Other Matters” contained in our Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections captioned “Principal Stockholders”, “Executive Compensation and Other Matters” and “Certain Transactions” contained in our Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections captioned “Proposal One—Election of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in our Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section is incorporated by reference from the information in the section entitled “Ratification of Appointment of Independent Accountants” in our Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit
Number	Description
2.1	Articles of Merger (1)
2.2	Share Exchange Agreement (2)
3.1	Articles of Incorporation (3)
3.2	Bylaws (3)
4.1	Form of Warrant (2)
4.2	Common Stock Purchase Warrant dated October 7, 2010*
4.3	Senior Secured Bridge Note in the Principal Amount of $3,125,000 dated October 7, 2010*
4.4	Senior Secured Bridge Note in the Principal Amount of $2,500,000 dated October 7, 2010*
10.1	Letter Agreement dated June 6, 2007, with Sunway Lighting Technology Co. Ltd. (3)
10.2	Return to Treasury Agreement dated May 12, 2009 with Robert McIsaac (4)
10.3	Employment Agreement dated July 1, 2010 with Oli Valur Steindorsson (2)
10.4	Employment Agreement dated July 1 2010 with Dan Zang (2)
10.5	Sales Agency Agreement dated June 30, 2010 with Atlantis Group hf (2)
10.6	Call Option Agreement dated June 30, 2010 with Atlantis Group hf (2)
10.7
Stock Purchase Agreement dated July 20, 2010 by and among Corposa, S.A. de C.V., Marpesca, S.A. de C.V., Holshyrna ehf, Vilhelm Mar Gudmundsson, Robert Gudfinnsson, Baja Aqua Farms, S.A. de C.V., Oceanic Enterprises, Inc. and Lions Gate Lighting Corp. (1)

10.8	Option Agreement, dated July 20, 2010, by and among Baja Aqua-Farms, S.A. de C.V., Lions Gate Lighting Corp., Corposa, S.A. de C.V. and Holshyrna, ehf (1)
10.9	Amendment dated September 24, 2010 to Stock Purchase Agreement dated July 20, 2010 (7)
10.10	Amendment dated September 24, 2010 to Option Agreement dated July 20, 2010 (7)
10.11	Note and Warrant Purchase Agreement dated October 7, 2010*
10.12	Atlantis Credit Facility effective as of June 30, 2010*
10.13	Amendment No. 1 to Loan Agreement dated September 30, 2010*
10.14	Company Pledge and Security Agreement dated October 7, 2010*
14.1	Code of Ethics (5)
16.1	Letter from Former Accountants dated August 25, 2010. (6)
21.1	Subsidiaries of Lions Gate Lighting Corp.: Bluefin Acquisition Group Inc.
31.1	Section 302 Certification*
31.2	Section 302 Certification *
32.1	Section 906 Certification *
32.2	Section 906 Certification *
99.1	Audit Committee Charter (5)

* Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 30, 2010
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2010
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 12, 2006
(4)	Incorporated by reference to the Company’s annual report on Form 10-KSB filed on June 13, 2007
(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 12, 2009
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 27, 2010
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: October 20, 2010	UMAMI SUSTAINABLE SEAFOOD INC.

/s/ Oli Valur Steindorsson
Oli Valur Steindorsson
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Oli Valur Steindorsson, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Oli Valur Steindorsson	Chief Executive Officer and Director	October 20, 2010
(Principal Executive Officer)

/s/	Daniel G. Zang	Chief Financial Officer (Principal Financial and Accounting Officer)	October 20, 2010

/s/	Frederick Charles Kempson	Director	October 20, 2010

/s/	Michael David Gault	Director	October 20, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Umami Sustainable Seafood Inc. (formerly Lions Gate Lighting Corp.)

We have audited the accompanying consolidated balance sheets of Umami Sustainable Seafood Inc. (Company) as of June 30, 2010 and 2009 and the related consolidated statements of operations, equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umami Sustainable Seafood Inc. as of June 30, 2010 and 2009, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/RAMIREZ INTERNATIONAL
Financial & Accounting Services, Inc

Irvine, California
October 20, 2010

UMAMI SUSTAINABLE SEAFOOD INC.
(formerly Lions Gate Lighting Corp.)
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$215	$1,421
Accounts receivable, escrow agent	1,635	-
Accounts receivable, trade	64	238
Accounts receivable, related party	424	-
Inventories	19,767	20,324
Other current assets	781	1,374
Total current assets	22,886	23,357

Property and equipment, net	8,672	8,561
Other assets	11	18
Total assets	$31,569	$31,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$12,700	$12,076
Borrowings from shareholder	-	560
Accounts payable, trade	1,812	2,888
Accounts payable to related parties	-	3,559
Accrued liabilities	634	642
Income taxes payable	157	483
Deferred income taxes	135	201
Total current liabilities	15,438	20,409
Derivative warrant liability	697	-
Obligations under capital leases	28	19
Total liabilities	16,163	20,428

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock $0.001 par value, 100,000 shares authorized
45,261and 30,000 shares issued and outstanding at June 30, 2010 and June 30, 2009, respectively	45	30
Additional paid-in capital	6,308	(26)
Retained earnings	7,514	7,073
Accumulated other comprehensive income	2,401	3,966
Total Umami stockholders’ equity	16,268	11,043
Noncontrolling interests in VIE’s:
Lubin	(1,812)	(909)
BTH Joint Venture	950	1,374
Total noncontrolling interest	(862)	465
Total equity	15,406	11,508
Total liabilities and stockholders’ equity	$31,569	$31,936

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
(formerly Lions Gate Lighting Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Years Ended
	June 30, 2010	June 30, 2009

Net revenue	$25,326	$24,070
Cost of goods sold	(20,074)	(16,924)

Gross profit	5,252	7,146

Other operating income	46	110
Selling, general and administrative expenses	(3,094)	(1,422)

Operating income	2,204	5,834

Gain (loss) from foreign currency transactions	(1,700)	(3,176)
Interest income	6	62
Interest expense	(987)	(710)
Income (loss) before provision for income taxes	(477)	2,010
Income tax provision	(462)	(510)
Net income (loss)	(939)	1,500
Add net losses (income) attributable to the non-controlling interests:
Lubin	1,106	799
BTH Joint Venture	274	(169)
Net income attributable to Umami stockholders	$441	$2,130

Basic and diluted net income per share attributable to Umami stockholders	$0.01	$0.07
Weighted-average shares outstanding, basic and diluted	30,042	30,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
(formerly Lions Gate Lighting Corp.)
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Currency Translation Adjustments	Total Umami Stockholders’ Equity	Non-Controlling Interest in VIE		Total Equity
	Shares	Amount					Lubin	BTH

Equity July 1, 2008	30,000	$30	$(26)	$4,943	$5,023	$9,970	$(100)	$257	$10,127
Transfer from non-controlling interests								1,138	1,138
Distribution to non-controlling interest								(188)	(188)
Comprehensive income:
Net income (loss)				2,130		2,130	(799)	169	1,500
Translation adjustments					(1,057)	(1,057)	(10)	(2)	(1,069)
Total comprehensive income:						1,073	(809)	167	431
Equity June 30, 2009	30,000	30	(26)	7,073	3,966	11,043	(909)	1,374	11,508
Shares issued for recapitalization on June 30, 2010	7,450	7	(7)
Issuance of common stock and warrants	7,811	8	6,978			6,986			6,986
Reclassification of derivative warrant liability			(697)			(697)			(697)
Stock-based compensation expense			60			60			60
Comprehensive income:
Net income (loss)				441		441	(1,106)	(274)	(939)
Translation adjustments					(1,565)	(1,565)	203	(150)	(1,512)
Total comprehensive income (loss)						(1,124)	(903)	(424)	(2,451)
Equity June 30, 2010	45,261	$45	$6,308	$7,514	$2,401	$16,268	$(1,812)	$950	$15,406

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
(formerly Lions Gate Lighting Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	June 30, 2010	June 30, 2009
Operating activities
Net income (loss)	$(939)	$1,500
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	1,153	959
Stock-based compensation	60	-
Deferred income tax	5	40

Changes in assets and liabilities:
Accounts receivable, trade	150	50
Inventories	(1,894)	(3,007)
Other current assets	245	57
Accounts payable, trade	(1,071)	(6,368)
Income taxes payable	(236)	228
Other current liabilities	224	1,047

Net cash used in operating activities	(2,303)	(5,494)

Investing activities
Purchases of fixed assets	(2,405)	(1,561)
Proceeds from sale of equipment	8	95

Net cash used in investing activities	(2,397)	(1,466)

Financing activities
Dividends paid	-	(220)
Shareholder loans	11,790	-
Repayments of long-term liabilities	(19)	(9)
Repayments of shareholder loans	(12,572)	(32)
Borrowings	24,151	11,080
Repayments of borrowings	(21,927)	(5,000)
Repayment of accounts payable to related parties	(3,200)	-
Escrow deposit in connection with letter of credit	-	(83)
Proceeds on the issuance of common stock and warrants	5,351	-

Net cash provided by financing activities	3,574	5,736

Subtotal	(1126)	(1,224)

Effects of exchange rate changes on the balances of cash held in foreign currencies	(80)	(375)
Cash and cash equivalents at beginning of year	1,421	3,020

Cash and cash equivalents at end of year	$215	$1,421

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	956	610
Income taxes	691	314
Non cash financing activities:
BTH livestock contribution to Joint Venture	-	1,138
New lease of capital equipment	34	-
Advance received by related party	5,000	-
Equity proceeds received by escrow agent	1,635	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
(formerly Lions Gate Lighting Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business

Umami Sustainable Seafood Inc. (Umami or Company) is one of the global leaders in the Northern and Pacific Bluefin Tuna industry. Umami has two subsidiaries, Bluefin Acquisition Group Inc. (Bluefin) and Kali Tuna d.o.o (Kali Tuna). In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf (Atlantis). In March 2010, Atlantis created Bluefin, a New York based holding company and wholly owned subsidiary of Atlantis, for the purpose of holding the shares of Kali Tuna.

Kali Tuna is incorporated as a limited liability company and operates in the Republic of Croatia. The Company´s core business activity is farming and selling Bluefin Tuna. The Company farms two different types of Bluefin Tuna: Mediterranean tuna and Adriatic tuna. The production is seasonal as tuna is caught mostly during May and June. Mediterranean tuna has an average farming period of six months and Adriatic tuna requires a farming period between 1.5 years and 3 years. Most of Kali Tuna’s sales transactions occur during the winter months, November through February.

Lions Gate Lighting Corp. (Lions Gate) was incorporated on May 2, 2005 in the state of Nevada.  Lions Gate was a shell company from August 31, 2007 until June 30, 2010, when the reverse merger described below occurred.

On May 3, 2010, a share exchange agreement was entered into among Lions Gate, Kali Tuna, Bluefin and Atlantis, pursuant to which Lions Gate received from Atlantis on June 30, 2010, all of the issued and outstanding shares of Bluefin in consideration for the issuance to Atlantis of 30,000,000 shares of its common stock resulting in a change of control of Lions Gate. As a result of this transaction (Share Exchange), Kali Tuna became the indirect wholly owned subsidiary of Lions Gate. Immediately prior to the Share Exchange, Lions Gate divested its wholly-owned subsidiary, LG Lighting Corp., in consideration for the satisfaction of debt owed to affiliated parties.

The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein Bluefin and Kali Tuna were considered the acquirer for accounting and financial reporting purposes.  Because of Lions Gate’s status as a shell company prior to the completion of the Share Exchange, Kali Tuna is deemed to be the surviving entity for accounting purposes. All the assets and liabilities of Kali Tuna were carried forward at historical cost and no goodwill or intangible assets were recorded. The equity section of the balance sheet and earnings per share of Kali Tuna were retroactively restated to reflect the effect of the exchange ratio established in the merger agreement.  Costs of $1.3 million related to the recapitalization were charged to selling, general and administrative expenses in the year ended June 30, 2010.

As a result of the Share Exchange, Lions Gate ceased to be a shell company as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended. Further,  Lions Gate’s fiscal year end has been changed from February 28 to Kali Tuna’s fiscal year end, June 30.

Simultaneously with completion of the Share Exchange on June 30, 2010, the Company completed a private placement with a group of accredited investors and issued 7.3 million units, with each unit consisting of one share of common stock and a five-year warrant to purchase 0.2 shares of common stock at $2.00 per share. Each unit was issued for $1.00, resulting in gross proceeds of $7.3 million.  As compensation for their services, the Company issued 0.5 million shares of stock and 0.7 million additional whole-share five-year warrants to purchase shares of its common stock at $2.00 per share to two firms who acted as placement agents for the private placement.  In addition, the Company incurred cash costs of $0.3 million resulting in net proceeds of $7.0 million that have been recorded as common stock and additional paid-in capital.

Upon the completion of the Share Exchange, the Company issued one million three-year warrants to purchase shares of its common stock at $1.00 to an investor in the private placement, in order to replace an obligation to Atlantis as described in Note 12.

On August 20, 2010, Lions Gate changed its name to Umami Sustainable Seafood Inc.

2.	Significant accounting policies

Basis of presentation

The consolidated financial statements of Umami and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). All significant intercompany accounts and transactions have been eliminated.

Kali Tuna’s transactions and balances have been measured in Croatian Kunas (HRK), its functional currency, and its financial statements have been translated into United States dollars (USD), which is the reporting currency of the Company.

All amounts are stated in thousands of USD, unless indicated otherwise.

Transactions in foreign currencies are initially recorded at the rates of exchange prevailing on the dates of the transactions. Assets and liabilities are translated at the rates prevailing on each balance sheet date. Revenue and expenses are translated at average exchange rates in effect during the period. The results of transaction gains and losses are reflected in the Statements of Operations. Equity is translated at historical rates and the resulting translation adjustments are reflected as accumulated other comprehensive income.

Accounting estimates

The preparation of financial statements in conformity with US GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management exercises significant judgment in estimating both the quantities and the fair value of tuna inventories. Actual results may differ from those estimates.

Basis of consolidation

Kali Tuna has had relationships, through common control and various business transactions (renting of ships, buying and farming of live tuna) with two companies, Kali Tuna Trgovina d.o.o. (KTT) and MB Lubin d.o.o. (Lubin). Lubin is owned by Mr. Dino Vidov, a manager for Kali Tuna; however, it is controlled by Umami.

UMAMI SUSTAINABLE SEAFOOD INC.
(formerly Lions Gate Lighting Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kali Tuna owns a 50% interest in KTT. The remaining 50% interest in KTT is owned by Bluefin Tuna Hellas (BTH). In accordance with its joint venture agreement with BTH, Kali Tuna historically sold tuna inventory to KTT at its cost, and KTT in turn sold the tuna to unrelated third parties. However, as a result of the tax contingency matter described in Note 13, Kali Tuna and BTH modified their joint venture agreement during the year ended June 30, 2009 so that the joint venture activity is conducted entirely within Kali Tuna rather than through KTT. As more fully described in Notes 10 and 12, BTH continued to provide financing for the joint venture activities and participate in the profits derived therefrom. The BTH share of profits or losses from the joint venture for each period has been reflected as a noncontrolling  interest in these consolidated financial statements and described herein as “BTH Joint Venture”.

The fiscal year of KTT is from May 1 to April 30. Therefore, the difference in fiscal year has no material effects on the results reported in the consolidated financial statements.

The Company has determined that KTT and Lubin are variable interest entities of which Kali Tuna is the primary beneficiary. These companies are therefore consolidated in Kali Tuna's financial statements.

In response to revised guidance from the Financial Accounting Standards Board (FASB) concerning presentation of ownership interests in consolidated entities held by parties other than the reporting entity, the Company has modified its presentation to reflect in the accompanying consolidated financial statements the equity in the consolidated variable interest entities and their share of reported net losses as amounts attributable to noncontrolling interests. Amounts previously reported as of June 30, 2009 as minority interest of $3 thousand and related party liabilities to BTH of $1.4 million have been restated and are now reflected within the equity section of the consolidated balance sheet as noncontrolling interest in VIE- BTH Joint Venture. Further, the following amounts have been restated for the year ended June 30, 2009:

	Consolidated Net Income	Total Comprehensive Income
As previously reported	$1,331	$264
Attributable to noncontrolling interest held by BTH	169	167
As restated	$1,500	$431

Earnings per share

Basic earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding plus any shares that would be issued upon exercise of outstanding options and warrants. However, for the years ended June 30, 2010 and 2009, outstanding options and warrants were excluded from the calculation of weighted average shares because their inclusion would have been anti-dilutive.

Risk management

The Company is exposed to financial risks arising from changes in tuna prices. The Company does not anticipate that tuna prices will decline significantly in the foreseeable future and, therefore, has not entered into derivative or other contracts to manage the risk of a decline in tuna prices. The Company reviews its outlook for tuna prices regularly in considering the need for active financial risk management.

Revenue recognition

Revenue is recognized when tuna inventory is delivered and the Company has transferred to the buyer the significant risks and rewards of ownership. Revenue is presented net of value added taxes collected.

Fair value of financial instruments

The carrying value of the Company‘s accounts receivable, advances, short term borrowings and accounts payable approximates fair value because of the short-term maturity of these instruments. The Company does not hold any financial instruments for trading purposes.

Leases

Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases. Assets held under capital leases are recognized as assets of the Company at their fair value at the inception of the lease or, if lower, at the present value of the minimum lease payments. The corresponding liabilities are included in the balance sheet as obligations under capital leases.

Long-lived assets

The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has identified no such impairment losses as of June 30, 2010.

Income taxes

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, using the enacted tax rates expected to be in effect when those differences reverse. The Company establishes valuation allowances when the realization of specific deferred tax assets is subject to uncertainty.

UMAMI SUSTAINABLE SEAFOOD INC.
(formerly Lions Gate Lighting Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the related assets, which generally range from 2 to 50 years, using the straight line method. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. The gain or loss arising on the disposal or retirement of an item of property and equipment is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

Inventories

Inventories consist primarily of live tuna stock that Kali Tuna farms until the tuna reaches desirable market size. Management systematically monitors the size, growth and growth rate of the tuna to estimate the quantity at each balance sheet date. Live stock inventories are stated at the lower of cost or market value using the average cost method. Inventories of fish feed and supplies are stated at the lower of cost or market, using the average cost method.

Management periodically reviews inventory balances and purchase commitments to estimate if inventories will be sold at amounts (net of estimated selling costs) less than carrying value. If expected net realizable value is less than carrying value, the Company adjusts its inventory balances through a charge to cost of goods sold.

Trade accounts receivable

Trade accounts receivable represents the balance owed to the Company by its customers in connection with sales transactions. An allowance for uncollectible accounts is determined by management based on a review of the Company’s accounts, with consideration of historical losses, industry circumstances and general economic conditions. Accounts are charged against the allowance when all attempts to collect have failed.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid cash investments that mature in three months or less when purchased, to be cash equivalents. The Company’s bank deposits are generally not covered by deposit insurance.

Accounting for Employee Stock Options

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. Determining the fair value model to use requires judgment. Determining the assumptions that enter into the model is highly subjective and also requires judgment. The significant assumptions include long-term projections regarding stock price volatility, expected term of the awards, interest rates and dividend yields. The Company uses the Black-Scholes model for estimating the fair value of stock options. Since the Company has no prior trading history, expected volatility is estimated based on the historical volatility of similar companies in the same industry as the Company. The expected term of awards granted is estimated based on the minimum vesting period of the awards since there is no historical exercise behavior. The risk-free interest rate is estimated based upon rates for long-term U.S. Treasury securities. The Company does not presently pay dividends.

Accounting for Derivative Warrant Liabilities

As described above, the Company’s reporting currency is the US dollar and its functional currency is the Croatian Kuna, as virtually all current operations are in Croatia. Capital raising efforts are conducted primarily in US dollars and the Company has and will continue to issue warrants to purchase common shares at prices denominated in US dollars.

The fact that the exercise prices of the warrants are not denominated in the functional currency requires that the warrants be considered derivatives and recorded at their estimated fair value as liabilities.  As of each reporting date, the estimated fair value of the warrants that remain outstanding will be re-assessed and the recorded liabilities will be adjusted.  If the warrants increase in fair value, the increase will be shown as an expense in the income statement and if the warrants decrease in fair value, a gain will be recorded for such decrease.

Future increases in the share value of the Company’s common stock will increase the value of the outstanding warrants.  Accordingly, during periods when the share price increases, expenses will be recorded related to the warrant liabilities which may be larger than the operating income of the Company.  Conversely, during periods when the share price decreases, gains will be recorded related to the warrant liabilities which may bear no relationship to the operating income or loss of the Company.  Such gains and losses will not be tax-effected.

The warrant liabilities will not require the use of cash in order to be settled.  The warrant liabilities will remain outstanding until i) the warrants are exercised, ii) the warrants expire unexercised or iii) the Company’s functional currency becomes the US dollar.

If the warrants are exercised, cash will be received for the exercise price, net of any applicable placement agent costs, and recorded as increases to common stock and additional paid in capital will be recorded equivalent to the total of net cash proceeds received and the value of the warrants immediately prior to exercise.  If the warrants expire unexercised or in the event the Company’s functional currency becomes the US dollar, the Company will reclassify the recorded liability to stockholders’ equity, after first adjusting its fair value and recording a gain or loss on the income statement.

Reclassifications

Certain items in the 2009 financial statement have been reclassified to conform with the 2010 presentation. With the exception of the item described above under the heading “Basis of consolidation”, there was no effect on previously reported consolidated net income or equity.

Recent Accounting Pronouncements

In June 2009, the FASB amended the accounting guidance for the consolidation of variable interest entities. This amendment revised the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. In December 2009, the FASB amended consolidation guidance previously issued in June to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes.

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance was effective in the third quarter of fiscal year 2010 for Level 1 and Level 2 activities but disclosures related to Level 3 activities, will not be effective until the first quarter of fiscal year 2012.

As the Company does not have any assets or liabilities that are categorized in Levels 1 and 2, the adoption of this guidance will have no impact on our financial statements until the first quarter of fiscal year 2012.

UMAMI SUSTAINABLE SEAFOOD INC.
(formerly Lions Gate Lighting Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Significant concentrations

Sales of tuna to two customers in Japan accounted for approximately 99.1% of the Company's net revenue for the year ended June 30, 2010, with one customer accounting for 82.6% and the other for 16.5%. For the year ended June 30, 2009, sales to three customers in Japan accounted for approximately 99.5% of the Company's net revenue.

4.	Inventories

Inventories are comprised as follows as of June 30, 2010 and 2009:

	2010	2009
Live stock inventories:
Adriatic tuna
0-30 kg.	$7,132	$10,587
30-60 kg.	8,858	4,052
60+ kg.	720	1,901
Mediterranean tuna + 60kg.	2,354	2,128
	19,064	18,668
Fish feed and supplies	703	1,656
Total inventories	$19,767	$20,324

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on a weighted average basis and includes all costs to acquire and to bring the inventories to their present location and condition. International regulations prohibit the sale for consumption of tuna under 30kg.   The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

The fair value of live tuna stock inventories at June 30, 2010 and June 30, 2009 is estimated at $26.1 million and $22.2 million, respectively. The fair value of live tuna stock that were caught in the 2010 fiscal year is estimated to equal its cost. The fair value of inventory that was caught in prior years is estimated based upon the market prices that an unrelated third party would be willing to pay for the inventory, less estimated selling costs.

5.	Other current assets

The Company’s other current assets as of June 30, 2010 and 2009 were comprised as follows:

	2010	2009

Refundable value added tax	$463	$736
Refundable income taxes	16	141
Other receivables	278	130
Prepaid expenses	24	282
Escrow balance related to letter of credit	-	85

	$781	$1,374

6.	Property and equipment

The Company´s property and equipment as of June 30, 2010 and 2009 were as follows:

	2010	2009
Cost:
Land	$431	$468
Buildings	2,495	2833
Vessels	8,143	7,315
Machinery and equipment	6,884	6,043
Fixtures and office equipment	110	121
Construction in progress	34	1,414
	18,097	18,194
Less accumulated depreciation:
Buildings	918	893
Vessels	3,982	3,972
Machinery and equipment	4,428	4,670
Fixtures and office equipment	97	98
	9,425	9,633
Property and equipment, net	$8,672	$8,561

UMAMI SUSTAINABLE SEAFOOD INC.
(formerly Lions Gate Lighting Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Borrowings

The Company's short-term borrowings as of June 30, 2010 and 2009 were comprised as follows:

	Facility	Interest rate	Effective rate @ June 30, 2010	2010	2009

Erste&Steiermaerkische bank d.d.	HRK 19,240,000	5%	5.000%	$3,258	$3,705
Erste&Steiermaerkische bank d.d.	HRK 30,000,000	5%	5.000%	5,080	5,777
Erste&Steiermaerkische bank d.d.	EUR 1,375,000	EURIBOR +7%	7.699%	1,675	1,930
Erste&Steiermaerkische bank d.d.	JPY 180,000,000	3M JPY LIBOR+6.5%	6.746%	2,025	-
Erste Factoring d.o.o.	HRK 3,400,000	3M CHF LIBOR+5.75%	N/A	-	655
Erste&Steiermaerkische bank d.d.	CHF 707,000	1M LIBOR +7%	7.108%	649	-
Current maturities of capital lease obligations				13	9
				$12,700	$12,076

Kali Tuna has a credit facility with Erste&Steiermaerkische bank. d.d. that consists of four revolving credit lines amounting to HRK 19,240,000 ($3.3 million), HRK 30,000,000 ($5.1 million), EUR 1,375,000 ($1.7 million), and JPY 180,000,000 ($2.0 million) which mature on August 15, 2010, September 15, 2010, March 1, 2011 and March 1, 2011, respectively. Subsequent to June 30, 2010 the two notes that matured in August and September, 2010 were replaced on similar terms.

Lubin has a credit facility with Erste&Steiermaerkische bank. d.d. amounting to CHF 707,000 ($.6 million) which matures on July 1, 2010. Subsequent to June 30, 2010 this note matured and was replaced on similar terms.

The weighted average effective rate of interest on short-term borrowings was 5.7% at June 30, 2010 and 6.6% for the year ended June 30, 2010.  The average borrowings outstanding during the years ended June 30, 2010 and June 30, 2009 were $13.4 million and $9.3 million, respectively.

All of the Company's fixed assets are pledged to the bank in connection with these loans. The loan from Erste&Steiermaerkische bank. d.d. for 1,375,000 Euros is collateralized by the inventory of the business.

8.	Obligations under capital leases

The Company leases equipment under arrangements classified as capital leases, and had the following obligations as of June 30, 2010 and 2009:

	2010	2009

Total obligations under capital leases	$41	$28
Current maturities (classified as borrowings within the consolidated balance sheets)	(13)	(9)
Non-current obligations	$28	$19

Aggregated annual maturities under capital leases as of June 30, 2010 were as follows:

Year ending June 30, 2011	$15
Year ending June 30, 2012	15
Year ending June 30, 2013	7
Year ending June 30, 2014	7
Year ending June 30, 2015	2
	46
Less interest	(5)
Total obligations under capital leases	$41

UMAMI SUSTAINABLE SEAFOOD INC.
(formerly Lions Gate Lighting Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income taxes

Income tax expense for the years ended June 30, 2010 and 2009 is comprised as follows:

	2010	2009
Current expense	$(528)	$(470)
Deferred benefit (expense)	66	(40)
Total income tax provision	$(462)	$(510)

The Company’s effective tax rates for the years ended June 30, 2010 and 2009 are higher than the Croatian statutory rate of 20% primarily because the potential future tax benefits from Umami’s and Lubin’s loss carryforwards have been fully offset by valuation allowances as of each balance sheet date.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Deferred tax liabilities and assets have been recognized as of June 30, 2010 and 2009 in the following amounts based upon the indicated temporary differences:

	2010	2009

Inventories	$(135)	$(210)
Tax loss carryforwards	859	150
Other items	-	9
Valuation allowance	(859)	(150)
Net deferred income tax liability	$(135)	$(201)

At June 30, 2010, the Company has tax loss carryforwards available for offset against future taxable income as follows:

Available through June 30, 2014 related to MB Lubin	$752
Available through June 30, 2015 related to MB Lubin	877
Available through June 30, 2017 related to Umami	1,569

UMAMI SUSTAINABLE SEAFOOD INC.
(formerly Lions Gate Lighting Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Variable interest entities

The company has determined that Kali Tuna and its affiliates provided the majority of financial support to Lubin and KTT through various sources including the purchase and sale of inventory, rental income and unsecured loans. In addition, as of June 30, 2010, Kali Tuna was a guarantor for repayment of Lubin´s note payable to Erste&Steiermaerkische bank d.d. in the amount of CHF 707,000 ($.6 million).

Financial support provided by Kali Tuna and its affiliates to Lubin and KTT as of June 30, 2010 and 2009 and during the years then ended follows:

	Lubin		KTT
	2010	2009	2010	2009

Rental income and sale of inventory	$2,402	$1,860	$-	$-
Purchase of inventory	48	26	-	-
Unsecured loans	6,028	5,597	-	61

Selected information from the balance sheets of Lubin and KTT as of June 30, 2010 and 2009, and the results of operations for the years then ended follow:

	Lubin		KTT
	2010	2009	2010	2009

Total assets	$5,123	$5,835	$51	$67
Total liabilities	7,308	6,744	-	1
Stockholders’ equity	(2,185)	(909)	51	66
Net sales	2,518	1,623	-	-
Net income (loss)	(1,566)	(799)	(8)	1

As described in Note 2, the BTH joint venture activities previously conducted through KTT were, beginning during the year ended June 30, 2009, conducted within Kali Tuna. As described in Note 12, BTH contributed livestock to the joint venture during 2009 and its 50% share in the profits generated has been reflected as a noncontrolling interest within these consolidated financial statements. Selected balance sheet information related to these activities as of June 30, 2010 and 2009, and the results of its operations for the years then ended were as follows:

	2010	2009

Total assets	$2,354	$2,128
Total liabilities	-	-
Venturers’ equity	2,354	2,128
Net sales	189	3,844
Net income (loss)	(456)	336

11.	Stock options and warrants

The Company does not currently have a formal stock option plan. On June 30, 2010, stock options were granted to two employees to purchase 1,100,000 shares of common stock of the Company at $1.00 per share. Of these options, 183,333 vested immediately, with an additional 183,333 shares vesting on the first anniversary of the grant. An additional 366,667 shares will vest on each of the second and third anniversary dates of the grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, and the following assumptions:

Average risk-free interest rate	1.9%
Expected dividend yield	None
Expected volatility	100%
Expected term (years)	3.0

The risk-free interest rate is estimated based upon rates for long-term U.S. Treasury securities. Since the Company has no prior trading history, expected volatility is estimated based on the historical volatility of similar companies in the same industry as the Company. The expected term of awards granted is estimated based on the minimum vesting period of the awards since there is no historical exercise behavior.

Stock option activity during the year ended June 30, 2010:

	Shares	Exercise Price	Remaining Contractual Term
Outstanding as of June 30, 2009	-	-
Options granted	1,100,000	$1.00
Options exercised	-
Options forfeited	-
Outstanding as of June 30, 2010	1,100,000	$1.00	5.0 years
Exercisable as of June 30, 2010	183,333	$1.00	5.0 years
Vested as of June 30, 2010	183,333	$1.00	5.0 years
Nonvested as of June 30, 2010	916,667	$1.00	5.0 years

The intrinsic value of stock options is calculated as the amount by which the fair value of the Company’s common stock exceeds the exercise price of the option. At June 30, 2010, there was limited trading of the Company’s stock, so the fair value was estimated by reference to the 7.3 million share units sold for $1.00 each on June 30, 2010, as described in Note 1. The fair value for each share and each warrant was estimated using a Black-Scholes pricing model. The share value was estimated to be $0.96 and the warrant value was estimated to be $0.04; thus, the exercise price of $1.00 per share is greater than the estimated fair value of $0.96 and there is zero intrinsic value at June 30, 2010.

The weighted-average grant-date fair value of options granted during the year ended June 30, 2010 has been estimated at $0.33 and the total grant-date fair value of stock options vested during the year has been estimated at $0.1 million. There was no tax benefit related to the stock based compensation because the Company has incurred losses in the U.S. and it is not probable that the company would be able to use any such losses in the future. Stock-based compensation expense recognized as selling, general and administrative expenses in the consolidated statement of operations was $0.1 million for the year ended June 30, 2010. As of June 30, 2010, total unrecognized compensation expense related to stock-based compensation is $0.3 million, which is expected to be recognized over the remaining vesting period of three years.

At June 30, 2010, warrants were outstanding as follows in connection with the transactions described in Note 1:

	Number	Exercise Price	Term
Subscription agreements	1,460,000	$2.00	5 years
Investor agreement	1,000,000	$1.00	3 years
Placement agent payment	730,000	$2.00	3 years

Total warrants at June 30, 2010	3,190,000

12.	Related parties

Related parties are those parties which have influence with the Company, directly or indirectly, either through common ownership or other relationship.

Related party transactions during the years ended June 30, 2010 and 2009 were as follows:

2010
Purchases of goods/services from Atlantis, the ultimate parent company of Kali Tuna prior to the Share Exchange described in Note 1, and its affiliates	$1,778

2009

Bluefin Tuna Hellas, joint venture partner as described in Note 2:
Sales of good/services	93
Contribution of livestock to joint venture	1,138

Related party balances as of June 30, 2010 and 2009 were as follows:

	2010	2009

Accounts receivable from related parties – Atlantis and its affiliates	$424	$-

Accounts payable to related parties:
Atlantis and its affiliates	-	3,559
Note payable to KT DOO Finance Pty. Ltd, Australia, subsidiary of Atlantis, non interest bearing (AUD 696,000)	-	560

During the year ended June 30, 2010, Kali Tuna paid $0.1 million to Atlantis for interest on a loan. No interest was paid in the year ended June 30, 2009.  The average borrowings outstanding from Atlantis during the year ended June 30, 2010 were $2.7 million.  Additionally, Atlantis has provided loan guarantees and other credit support through its banking relationships.

In connection with a financing transaction in October 2009 between Atlantis and a third party, Atlantis granted the third party the right to acquire a 1.82% equity interest in Kali Tuna for a five-year period for $1 million. In the event that Kali Tuna completed a merger transaction with a publicly traded shell company in the United States, the right would be replaced by a three-year warrant to purchase one million shares of the public company at $1.00 per share. The warrants were issued to the third party on the date of the Share Exchange.

Contemporaneously with the completion of the Share Exchange, the Company entered into a sales agency agreement with Atlantis.  Under the terms of the agreement, Atlantis was granted the exclusive right to sell, on the Company’s behalf, all of its Northern Bluefin Tuna products into the Japanese market. The Company will pay to Atlantis a commission of 2% of all net sales proceeds under the agreement.  The agreement may be terminated at any time by either party upon six months prior notice. In addition, it may be terminated immediately by the Company if Atlantis defaults in its obligations under the agreement following a 21-day notice and cure period.

Contemporaneously with the completion of the Share Exchange, the Company entered into a call option agreement that grants the Company, until December 1, 2010, the right to purchase from Atlantis the following assets at the prices set forth below:

Asset	Option Exercise Price

The patent and the U.S. ownership rights to Freshtec, a method to treat food, fish and meat to improve storage durability of the food being treated. The patent application is pending.	$2,300,000
Farming Concession for up to 1,000 tons stocking rights for for striped sea bass, yellow tail tuna and king fish with necessary farming equipments, at Todos Santos, Mexico.	$1,500,000
Factory equipment for food processing, packaging and processing using the Freshtec method.	$1,500,000
The entire share capital in Havetorsk AS, Mausund, Norway, a Norwegian cod farming company.	$7,000,000

The options are exercisable at the Company’s sole discretion and may be exercised as to each individual asset or all of the listed assets on a combined basis.

UMAMI SUSTAINABLE SEAFOOD INC.
(formerly Lions Gate Lighting Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Commitments and contingencies

During June 2008, the Financial Police of Ministry of Finance of the Republic of Croatia (FP) concluded an inspection of certain of the Company’s transactions and alleged the following underpayments of taxes and related interest:

Underpayment of value added taxes for calendar year 2006 and related interest, which total approximately $1.5 million, in connection with sales of tuna inventory by the Company to its 50%-owned subsidiary, Kali Tuna Trgovina, at its purchase cost.

Underpayment of tax on profit for the year ended June 30, 2007 and related interest, which total approximately $0.1 million, in connection with sales of tuna inventory by the Company to Atlantis Resources ehf (an Icelandic subsidiary of Atlantis Group, which was the Company’s ultimate parent).

Any underpayments that are ultimately upheld at the conclusion of a permitted appeal process would also be subject to liability for additional interest penalties. In addition, the Company could potentially be held liable for similar transactions in subsequent years; as the applicable amounts of additional taxes and interest for those periods are dependent upon assessment of the Company´s transactions by FP, such amounts cannot be reasonably estimated.  The Company filed an appeal to contest these allegations. The claim was dismissed by the Appellate Body of Ministry of Finance. Dismissal did not terminate the process, but has obliged the Financial Authorities in Croatia to repeat the performed procedure, taking into account all facts and proof being proposed and disclosed by KT in their appeal.  Management expects, based upon the facts and circumstances of the relevant transactions, that the Company should ultimately prevail and incur no material liability. Accordingly, the accompanying consolidated financial statements do not reflect any adjustments related to this contingency.

In March 2010, Kali Tuna purchased certain assets of another Croatian fish farming business, consisting of farming equipment and about 400 metric tons of live bluefin tuna, for an aggregate cost of $3.7 million.  Title  was transferred and payment was made, except in relation to a liability of $0.6 million for about 70 tons out of the total tuna quantity, because the contract states that the payment does not become due until receipt of legal documentation proving good title for this 70 tons and because this tuna is not salable by the Company unless this documentation is available.  The seller has filed a lawsuit against Kali Tuna to reclaim the disputed 70 tons but the Company is confident that the suit is without merit and that it will prevail in this matter.

14.	Subsequent events

Bank borrowings. Subsequent to June 30, 2010, as described in Note 7, several short-term bank loans matured and were replaced on similar terms. In addition, during August, 2010, Kali Tuna received the proceeds of a loan from Volksbank d.d. for $1.9 million.  The loan matures December 31, 2013 and is payable in quarterly installments of $.1 million beginning March 31, 2011. The terms of the loan call for a variable interest rate based on 40% at HBOR rate plus 60% at a rate of 5.9%. The loan is collateralized by certain inventory of the business.

Kali Tuna entered into an agreement on October 7, 2010 with Erste&Steiermaerkische bank d.d. providing for a 6.7 million Euros ($9.3 million) loan. The loan matures March 31, 2011, with interest payable monthly based on the three-month EURIBOR rate plus 5.25%.  The loan is collateralized by the fixed assets and certain inventory of the business.

Issuance of equity. Subsequent to June 30, 2010, the Company issued 1.4 million units, with each unit consisting of one share of common stock and a five-year warrant to purchase .2 shares of common stock at $2.00 per share. Each unit was issued for $1.00, resulting in gross proceeds of $1.4 million. As compensation for their services, the Company issued 0.1 million shares of stock and 0.1 million additional whole-share five-year warrants to purchase shares of its common stock at $2.00 per share to two firms who acted as placement agents for the private placement. The Company also issued 1 million units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $1.80 per share. Each unit was issued for $1.50, resulting in gross proceeds of $1.5 million. The company paid $ .3 million in costs related to the offering.

Borrowings from related party. On September 29, 2010, the Company entered into an agreement with Atlantis, providing for a $15 million loan facility consisting of two components: a line of credit for the amount of $9.9 million and a term loan of $5.1 million. As of October 17, 2010, the total principal balance advanced under the facility was approximately $15 million, which was used for the purchase of the initial 33% of Baja and the financing of Baja's operations, financing Kali Tuna's operations, and for Umami corporate expenses. Funds advanced under the facility accrue interest at the rate of 1% per month which is payable monthly. Advances under the facility may be made upon ten day's prior written notice to Atlantis and are collateralized by a pledge of certain of the Company's inventory.

The facility must be repaid in its entirety by June 30, 2012. At the discretion of Atlantis, the facility may be terminated and all amounts may be declared due and payable immediately if Atlantis ceases to be a greater than 50% shareholder of the Company and Atlantis ceases to act as the Company's exclusive agent for the sale of the Company's Bluefin tuna into the Japanese market. In addition, under the terms of the facility, Atlantis has the right to cancel the facility and demand all outstanding amounts immediately due and payable in the event of a change of control of the Company.

Borrowing from private party. On October 7, 2010, the Company entered into a note and warrant purchase agreement with a third party lender.  The Company received gross proceeds of $5 million in exchange for: (i) a note payable of $2.5 million which matures on March 31, 2011, (ii) a note payable of $3.1 million which matures on March 31, 2012, and (iii) warrants to purchase 3 million shares of the Company's common stock.

Both notes bear interest at 9% per year.  However, additional interest expense between $0.3 million and $1.5 million would become due and payable over the terms of the notes if the Company does not achieve certain EBITDA thresholds. Further, the interest rate is subject to increase to 13.5% in the event that (i) certain assets of Kali Tuna or Baja are not pledged to the lender by November 16, 2011, or (ii) the acquisition of Baja is not completed by December 16, 2010. Each of the notes may be accelerated if certain events of default were to occur, including failure to complete the acquisition of Baja by January 1, 2011 or  failure of the Company to secure sufficient pledges of the assets of its subsidiaries or Baja prior to December 16, 2010.

The notes are collateralized by certain assets of the Company, Kali and Baja.  In addition, the Company has pledged its shares in Bluefin, and Baja has guaranteed the Company's obligations to the lender.

The exercise prices for common stock underlying the warrants are $1.50 for 1 million shares and $1.00 for the remaining 2 million shares.  The exercise price and number of shares issuable upon exercise of the warrants are subject to anti-dilution provisions for subsequent issuances of the Company's common stock at prices below the exercise prices of the warrants.  The lender also received demand and piggy-back registration rights in connection with the shares issuable upon exercise of the warrants.

In connection with this transaction, the Company paid an advisor a fee consisting of (i) $0.5 million and (ii) warrants to purchase 0.3 million shares of the Company's common stock, at exercise prices equal to 110%  of those applicable to the warrants that were issued to the lender, but otherwise on the same terms and conditions.  The lender also received a closing fee of $25 thousand and was reimbursed for costs of $0.1 million from the gross proceeds. Additional closing costs of $0.1 million will be paid to the lender.

Baja acquisition. As of June 30, 2010, Atlantis, the Company’s principal stockholder, had advanced $4.9 million as a deposit toward the purchase price of the anticipated acquisition by Umami of Baja, S.A. de C.V., a Mexican corporation (Baja) and its affiliate Oceanic Enterprises, Inc., a California corporation (Oceanic). Baja owns and operates facilities and equipment in Mexico where it farms Pacific Northern Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market.

On July 20, 2010, Umami acquired 33% of the outstanding common shares of both Baja and Oceanic in exchange for a cash purchase price of $8 million, consisting of the advance deposit described above, and an additional amount of $3.1 million, and an option to acquire substantially all of the remaining outstanding shares of both entities in exchange for the issuance of 10 million shares of the Company’s common stock and $10 million of cash.

On September 15, 2010, the Company exercised its option to purchase the additional shares. On September 27, 2010, the share purchase and option agreements were amended as follows:

•	The closing date for issuance of shares and payment of cash required by the option agreement was extended to November 30, 2010.
•
Prior to November 30, 2010, Baja will be permitted to distribute $2 million to certain of its selling shareholders and to repay certain additional amounts that have been advanced by those shareholders to fund Baja’s working capital needs. As of September 27, 2010, such amounts were approximately $10 million.

•
The Company will fund any further deficit in Baja’s cash flows as loans to Baja and will be allowed to use proceeds from sales of Baja’s inventory and amounts financed using Baja’s assets as collateral for loans to fund the above-referenced payments to shareholders and Baja’s operating expenses as well as the amount required for the cash option payment.

In order to complete the Baja acquisition, the Company will need to raise significant  funds in excess of amounts currently available.  If additional funds cannot be raised on reasonable terms when needed, the Company may not be able to complete the acquisition of the remaining 67% of the Baja operation. In the event that closing does not occur, Umami would remain a 33% stockholder in Baja.  Any Umami loans remaining would remain a debt of Baja due to Umami and be repaid through future operating cash flows of Baja.

The following unaudited pro forma consolidated balance sheet reflects adjustments to the Company’s actual financial position assuming the Baja and Oceanic equity investments were consummated as of June 30, 2010.  The acquisition price of $8 million is assumed to have been financed using $1.6 million of available funds remaining from the private placement and $6.4 million in borrowings from Atlantis under the loan facility disclosed below.

Pro Forma Consolidated Balance Sheet
June 30, 2010

Inventories	$19,767
Other current assets	1,484
Equity investments	8,000
Long term assets	8,683
Total assets	$37,934

Short-term borrowings	$12,700
Borrowings from shareholder	6,365
Other current liabilities	2,738
Long term liabilities	725
Total equity	15,406
Total liabilities and equity	$37,934

The following unaudited pro forma consolidated statement of operations reflects adjustments to the Company’s actual results of operations assuming the equity investments occurred on July 1, 2009. Accordingly, it includes adjustments to reflect the Company’s proportionate share of the net losses of Baja and Oceanic ($0.6 million) for the year ended June 30, 2010 and interest expense ($0.8 million) based upon the portion of the acquisition price assumed to have been financed with proceeds from the Atlantis loan facility.

Pro Forma Consolidated Statement of Operations
Year ended June 30, 2010

Net revenue		$25,326
Cost of goods sold		(20,074)
Gross profit		5,252
Selling, general and administrative expenses and other operating income		(3,048)
Operating income		2,204
Loss from foreign currency transactions		(1,700)
Loss from equity investments		(567)
Interest income		6
Interest expense		(1,794)
Loss before provision for income taxes		(1,851)
Income tax provision		(462)
Net loss		(2,313)
Net loss attributable to the non-controlling interests		1,380
Net loss attributable to Umami shareholders		$(933)

Basic and diluted net loss per share attributable to Umami shareholders	$	(0.03)
Weighted-average shares outstanding, basic and diluted		30,042

The pro forma information above is not indicative of what the Company’s consolidated balance sheet and operating results would have been if the equity investments had actually taken place on earlier dates indicated. Further, this information is not indicative of future operating results.

Termination of BTH Joint Venture On September 30, 2010, the Company entered into an agreement with Bluefin Tuna Hellas S.A. to terminate the BTH joint venture activities described in Note 10 and to transfer to the Company the 50% interest owned by BTH in exchange for 1.2 million Euros ($1.6 million), with payment in two installments on October 15, and October 19, 2010. The termination agreement also contemplates that BTH will relinquish its 50% interest in KTT in exchange for consideration equal to the estimated value of that entity.