Form 10-K/A
period 2010-06-30
Umami Sustainable Seafood Inc.
filed 2010-10-28
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10K for the year ended June 30, 2010 (the “Form 10-K”) is being filed to disclose information under the items herein set forth that were omitted from the Form 10-K as permitted under the rules and regulations promulgated by the Securities and Exchange Commission.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers and Directors

Below are the names and certain information regarding the Company’s executive officers and directors.  Officers are appointed by the Company’s board of directors (the “Board”). Each of the following officers and directors were appointed on June 30, 2010.

Name	Age	Position
Oli Valur Steindorsson	36	Chairman, President and Chief Executive Officer
Daniel Zang	56	Chief Financial Officer and Secretary
Frederick Charles Kempson	67	Director
Michael David Gault	42	Director

Oli Steindorsson has been a director of Kali Tuna since 2005.  Since 2004, he has been the Chief Executive Officer of Atlantis Group, a seafood trading company.  In addition, he has been a director and executive officer in the following entities: Atlantis Chile: 2004 – 2007  (holding company for salmon farming company divested by Atlantis Group in 2006, subsidiary closed 2007); Atlantis Miami: 2004 – 2007 (seafood trading company, divested by Atlantis Group in 2007); Atlantis Japan: 2006 – current (seafood sales company); Atlantis Resources Australia: 2004 – current  (seafood trading, holding company); Coral Sea Fishing PTY ltd: 2007 – current (seafood processor, patent holder); KT doo Finance PTY ltd: 2004 – current (holding company); Havtorsk Sales AS; 2004 – current (seafood export company, cod farming); Kali Tuna Doo; 2006 – current (seafood export, tuna and pelagic fisheries, tuna farming); Baja Aquafarms SA de CV: 2004 - 2006 (seafood export, tuna farming, vessel operations). He has also been involved in the following real estate ventures: Phoenix Investments ltd (Iceland)  2004 – 2006 (developed several commercial and residential properties in Iceland, sold out April 2006); Phoenix Real Estate AS (Norway) 2004  - current (small scale real estate); Atlito PTY Ltd  (Australia) 2004 – current (small scale real estate, assets sold out 2007, 2008); Valkyrie Investments Pty Ltd (Australia) 2004 – current, Adiantum (Lithuania) 2008 – current (developing several commercial and residential land plots); Aurora Investments 2006 – current (holding company for shares in Atlantis Group, various financing activities to Atlantis Group). Mr. Steindorsson attended the University of Iceland where he earned a B.Sc. degree in Business Administration in 1998.  We believe that Mr. Steindorsson is uniquely qualified to be a director with his long background in the fishing industry as well as his extensive contacts in Japan and Japanese language abilities.

Daniel G. Zang was appointed Chief Financial Officer on June 30, 2010.  He had been a consultant to Kali Tuna since January 2010. Prior to joining us, he served as Controller and Treasurer since October 2007 and Controller since June 2007 of General Moly, Inc.  Mr. Zang served as Chief Financial Officer of Hubble Homes from June 2004 to April 2007.  Mr. Zang also served in various accounting positions for PeopleSoft/J.D. Edwards from June 1996 to June 2004.  Mr. Zang has over 30 years experience in Accounting, Auditing and Finance.  Mr. Zang was also employed by M.D.C. Holdings, Inc., Cyprus Minerals Company, Price Waterhouse and Fox & Company.  He holds a Bachelor of Science in Accountancy and he is a certified public accountant in the state of Colorado.

Frederick Charles Kempson has been a Managing Director of Kempson Capital Pty Ltd., a business consulting firm based in Sydney, Australia, since December 2001.  He has also been the Chairman of Millhouse IAG Ltd, a financial services firm based in Brisbane, Australia, since July 2004.  In addition, he has been the Chairman of Simple Trade Pty Limited, an internet service provider based in Sydney, Australia, since January 2008.  He is also a member of the board of directors of the following entities: Southland Advisory Services Pty Ltd, Willowbreeze Pty Limited, Wine Capital Pty Limited, TH Capital Pty Limited, Aqua Foods Resources Limited, Eng Steel Pty Ltd. and KT Doo Finance Pty Ltd.  Mr. Kempson holds a Bachelor of Commerce from the University of New South Wales.  We believe that he is uniquely qualified to be a director as a result of his extensive international contacts and his banking relationships.

Michael David Gault is one of the co-founders of Atlantis Group and has been the Chairman of that entity since 2006.  Since August 2008, he has been the Chief Executive Officer of Guardtime Ltd., a software company maintaining an infrastructure for data security in cloud computing.  He was a Managing Director at Barclays Capital  from April 2005 until August 2008 where he was responsible for developing financial products for the Japanese market.  From 1997 until 2005 he was a director at Credit Suisse.  Mr.Gault brings over 20 years diverse experience including stints in the military, academia, engineering and financial derivatives.  He received a PhD in Electronic Engineering from the University of Wales.  We believe that he is uniquely qualified to be a director as a result of his extensive international contacts and his banking relationships.

Item 11. EXECUTIVE COMPENSATION.

The principal executive officer and principal financial officer of Lions Gate Lighting Corp. who resigned their positions on June 30, 2010, received no compensation through the year ended June 30, 2010. On June 30, 2010, Oli Steindorsson was appointed Chairman, President and Chief Executive Officer and Daniel Zang was appointed Chief Financial Officer and Secretary. Their employment contracts commenced on July 1, 2010. Directors received no compensation during the year ended June 30, 2010.

The following table sets forth the compensation paid to the Company’s principal executive officer during the years ended June 30, 2010 and 2009.  None of the other executives of the Company were paid compensation that is required to be disclosed herein.

SUMMARY COMPENSATION TABLE (1)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Total ($) (j)
Oli Valur Steindorsson, President and CEO	2010 2009	129,194 (2)(3) -0-	-0- -0-	129,194 -0-
____________________

(1)	In accordance with the rules and regulations of the Securities and Exchange Commission, the table omits columns that are not applicable.
(2)	Consists of compensation paid by Kali Tuna, the Company’s indirect wholly owned subsidiary.
(3)	Represents 678,810 Croatian Kunas using an average conversion rate of 5.262 Kunas to the U.S. Dollar.

Employment Agreements

Effective July 1, 2010, the Company entered into three-year employment agreements with Oli Valur Steindorsson, the Company’s President and Chief Executive Officer, and Dan Zang, the Company’s Chief Financial Officer.

The term of each employment agreement will automatically be renewed for successive one-year terms unless either the Company or the employee provides, at least 90 days before the expiration day of the agreement, written notice to the other party that the agreement will not be renewed.

Mr. Steindorsson’s annual base salary is fixed at $250,000 and Mr. Zang’s is fixed at $179,000 which, in Mr. Zang’s case, includes a $9,000 allowance for health insurance until such time that the Company offers its own health plan to its employees. Annual reviews of both the base salary and bonuses, if any, are made at the Board’s discretion.  Mr. Steindorsson and Mr. Zang were also granted five-year options to purchase 800,000 shares and 300,000 shares, respectively, exercisable at $1.00 per share.

Each agreement includes standard termination provisions that cover both “for cause” and “without cause” termination circumstances.  In addition, each agreement provides that in the event of termination as a result of a change of control (as defined in the agreement), the Company will be required to pay the employee two times his annual salary in addition to fulfilling its obligations under the agreement.

Mr. Steindorsson’s agreement provides that he will spend no less than 80% of his time working for the Company.

Compensation of Directors

It is anticipated that each non-executive director will be granted five-year options in the near future to purchase 500,000 shares of common stock at $1.00 per share.  One sixth of the options will vest immediately, with an additional one sixth vesting on the first anniversary of the date of grant.  One third of the options will vest on the second anniversary and the balance vest on the third anniversary.  Non-executive directors do not currently receive any other fees for their service on the Board.  The Company reimburses the non-management directors for reasonable travel expenses to attend Board meetings.  It is anticipated that the Company will establish a compensation plan for non-executive directors.  Such plan may include both a cash and equity component.

Stock Option Plan

The Company does not currently have an option plan. However, it is expected that the Board will adopt a stock option plan that will provide for the issuance of up to 5,000,000 shares of common stock (the “Plan”).  Assuming that the Plan is ratified by the Company’s shareholders in accordance with applicable law, it is anticipated that under the Plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or which are not intended to qualify as Incentive Stock Options thereunder.

The primary purpose of the Plan will be to attract and retain the best available personnel for the Company in order to promote the success of the Company’s business and to facilitate the ownership of the Company’s stock by employees.  In the event that the Plan is not ratified by shareholders, the Company may have considerable difficulty in attracting and retaining qualified personnel, officers, directors and consultants.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of October 20, 2010.  The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of Common Stock; (ii) each director and executive officer of the Company; and (iii) all of our executive officers and directors as a group.  The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days of October 20, 2010, through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  The address of each executive officer and director is c/o the Company, 405 Lexington Avenue, 26 th Floor, Suite 2640, New York, NY 10174.

Name of Beneficial Owner	Number of Shares	Percentage(1)

Atlantis Group hf Storhofda 15 110 Reykjavik Iceland	30,000,000	62.8%
Oli Valur Steindorsson (2)	34,453,333	70.9%
Frederick Charles Kempson	-0-	N/A
Michael David Gault (3)	30,000,000	62.8%
Dan Zang (4)	50,000	*
Executive Officers and Directors as a Group (four persons)	34,503,333	70.9%
 __________________________
* Denotes less than 1%

(1)
Beneficial ownership percentages are calculated based on 47,745,400 shares of Common Stock issued and outstanding as of October 20, 2010.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of Common Stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of October 20, 2010.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(2)
Includes 30,000,000 shares owned by Atlantis Group HF (“Atlantis”) of which Mr. Steindorsson may be deemed to be the beneficial owner in his capacity as Chief Executive Officer of that entity.  Mr. Steindorsson disclaims beneficial ownership in the shares owned by Atlantis.  In addition, includes 400,000 shares and 80,000 shares issuable upon exercise of warrants held by Aur Capital Inc. of which Mr. Steindorsson may be deemed a control person.  It further includes 3,200,000 shares and 640,000 shares issuable upon the exercise of warrants held by Aurora Investments Ltd. of which Mr. Steindorsson may be deemed a control person.  Also includes 133,333 shares issuable upon currently exercisable options.  Does not include 666,667 shares issuable upon exercise of unvested options.

(3)
Includes 30,000,000 shares owned by Atlantis of which Mr. Gault may be deemed to be the beneficial owner in his capacity as Chairman of that entity.  Mr. Gault disclaims beneficial ownership in the shares owned by Atlantis.

(4)	Consists of shares issuable upon exercise of currently exercisable options. Does not include 250,000 shares issuable upon exercise of unvested options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

Related Party Transactions

Related party transactions during the year ended June 30, 2010 were as follows:

Purchases of goods/services from Atlantis, the ultimate parent company of Kali Tuna prior to the Share Exchange on June 30, 2010 and its affiliates	$1,778,000
Related party balances as of June 30, 2010 were as follows:
Accounts receivable from related parties – Atlantis and its affiliates	$424,000

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

Call Option Agreement

Contemporaneously with the completion of the Share Exchange, the Company entered into a call option agreement that grants the Company, until December 1, 2010, the right to purchase from Atlantis the following assets at the prices set forth below:

Asset	Option Exercise Price

The patent and the U.S. ownership rights to Freshtec, a method to treat food, fish and meat to improve storage durability of the food being treated.	$2,300,000
Farming Concession for up to 1,000 tons stocking rights for striped sea bass, yellow tail tuna and king fish with necessary farming equipments, at Todos Santos, Mexico.	$1,500,000
Factory equipment for food processing, packaging and processing using the Freshtec method.	$1,500,000
The entire share capital in Havetorsk AS, Mausund, Norge, a Norwegian cod farming company.	$7,000,000

The options are exercisable at the Company’s sole discretion and may be exercised as to each individual asset or all of the listed assets on a combined basis.

Sales Agency Agreement

Contemporaneously with the completion of the Share Exchange, the Company entered into a sales agency agreement with Atlantis.  Under the terms of the agreement, Atlantis was granted the exclusive right to sell, on the Company’s behalf, all of its Northern Bluefin Tuna products into the Japanese market. The Company will pay to Atlantis a commission of 2% of all net sale proceeds under the agreement.  The agreement may be terminated at any time by either party upon six months prior notice. In addition, it may be terminated immediately by the Company if Atlantis defaults in its obligations under the agreement following a 21-day notice and cure period.

Oli Valur Steindorsson, the Company’s President and Chief Executive Officer, and Michael David Gault, a director of the Company, are shareholders and executive officers of Atlantis.

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

On September 29, 2010, the Company entered into an agreement with Atlantis, providing for a $15 million loan facility consisting of two components: a line of credit for the amount of $9.9 million and a term loan of $5.1 million. As of October 17, 2010, the total principal balance advanced under the facility was approximately $15 million, which was used for the purchase of the initial 33% of Baja and the financing of Baja's operations, financing Kali Tuna's operations, and for Umami corporate expenses. Funds advanced under the facility accrue interest at the rate of 1% per month, which is payable monthly. Advances under the facility may be made upon ten day's prior written notice to Atlantis and are collateralized by a pledge of certain of the Company's inventory.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal years ended February 28, 2010 and February 29, 2009 for professional services rendered by Madsen & Associates, CPA’s Inc. (the auditors prior to the Share Exchange being completed) for the audit of Lions Gate Lighting Corp. annual financial statements, quarterly reviews of the interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended February 28, 2010	Year Ended February 29, 2009
Audit Fees	$5,485	$4,325
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$5,485	$4,325

In the above table, “audit fees” are fees billed by the external auditor for services provided in auditing the Company’s annual financial statements and reviewing the Company’s quarterly financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

The aggregate fees billed for the two most recently completed fiscal years ended June 30, 2010 and June 30, 2009 for professional services rendered by Ramirez International Financial and Accounting Services, Inc. (the auditors after the Share Exchange Agreement was completed) for the audit of Umami Sustainable Seafood Inc. annual financial statements, quarterly reviews of the interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended June 30, 2010	Year Ended June 30, 2009
Audit Fees	$196,475	$211,481
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$196,475	$211,481

In the above table, “audit fees” are fees billed by the external auditor for services provided in auditing the Company’s annual financial statements and reviewing the Company’s quarterly financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit or review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

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

10.8	Option Agreement, dated July 20, 2010, by and among Baja Aqua-Farms, S.A. de C.V., Lions Gate Lighting Corp., Corposa, S.A. de C.V. and Holshyrna, ehf (1)
10.9	Amendment dated September 24, 2010 to Stock Purchase Agreement dated July 20, 2010 (7)
10.10	Amendment dated September 24, 2010 to Option Agreement dated July 20, 2010 (7)
10.11	Note and Warrant Purchase Agreement dated October 7, 2010*
10.12	Atlantis Credit Facility effective as of June 30, 2010*
10.13	Amendment No. 1 to Loan Agreement dated September 30, 2010*
10.14	Company Pledge and Security Agreement dated October 7, 2010*
14.1	Code of Ethics (5)
16.1	Letter from Former Accountants dated August 25, 2010. (6)
21.1	Subsidiaries of Lions Gate Lighting Corp.: Bluefin Acquisition Group Inc.
31.1	Section 302 Certification **
31.2	Section 302 Certification **
32.1	Section 906 Certification **
32.2	Section 906 Certification **
99.1	Audit Committee Charter (5)

*	Filed previously
**   Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 30, 2010
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2010
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 12, 2006
(4)	Incorporated by reference to the Company’s annual report on Form 10-KSB filed on June 13, 2007
(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 12, 2009
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 27, 2010
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: October 28, 2010	UMAMI SUSTAINABLE SEAFOOD INC.

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

	Signature	Title	Date

/s/	Oli Valur Steindorsson	Chief Executive Officer and Director	October 28, 2010
(Principal Executive Officer)

/s/	Daniel G. Zang	Chief Financial Officer (Principal Financial and Accounting Officer)	October 28, 2010

/s/	Frederick Charles Kempson	Director	October 28, 2010

/s/	Michael David Gault	Director	October 28, 2010