Form 10-Q
period 2010-09-30
Umami Sustainable Seafood Inc.
filed 2010-11-22
CIK 1368765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52401

UMAMI SUSTAINABLE SEAFOOD INC.
(Exact name of registrant as specified in its charter)

Nevada	98-06360182
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

405 Lexington Avenue 26th Floor, Suite 2640 New York, New York	10174
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	212-907-6492

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
Yes  ☐ No ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of November 18, 2010 is 49,412,066

INDEX

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UMAMI SUSTAINABLE SEAFOOD INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$274	$215
Accounts receivable, escrow agent	-	1,635
Accounts receivable, trade	86	64
Accounts receivable, shareholder and other related parties	9	681
Inventories	27,006	19,767
Other current assets	903	781
Total current assets	28,278	23,143

Property and equipment, net	9,217	8,672
Investments in and advances to unconsolidated affiliates	12,936	-
Other assets	11	11
Total assets	$50,442	$31,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$13,664	$12,700
Accounts payable, trade	2,849	1,812
Accounts payable to shareholder and other related parties	1,819	257
Accrued liabilities	848	634
Income taxes payable	88	157
Deferred income taxes	149	135
Total current liabilities	19,417	15,695
Long term debt	2,119	-
Notes payable to shareholder	11,589	-
Derivative warrant liability	729	697
Obligations under capital leases	27	28
Total liabilities	33,881	16,420

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock $0.001 par value, 100,000 shares authorized
46,745 and 45,261 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	46	45
Additional paid-in capital	7,634	6,308
Retained earnings	6,028	7,514
Accumulated other comprehensive income	3,500	2,401
Total Umami stockholders’ equity	17,208	16,268
Noncontrolling interests in VIE’s:
Lubin	(1,981)	(1,812)
BTH Joint Venture	1,334	950
Total noncontrolling interests	(647)	(862)
Total equity	16,561	15,406
Total liabilities and stockholders’ equity	$50,442	$31,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(Unaudited)

	Three Months Ended
	September 30, 2010	September 30, 2009

Net revenue	$-	$-
Cost of goods sold	-	-

Gross profit	-	-

Other operating income	17	12
Selling, general and administrative expenses	(1,308)	(413)
Research and development expenses	(63)	-

Operating income (loss)	(1,354)	(401)

Gain (loss) from foreign currency transactions	428	(217)
Gain (loss) from revaluation of derivative warrant liablility	45	-
Loss from investment in unconsolidated affiliates	(164)	-
Interest income	1	-
Interest expense	(485)	(259)
Loss before provision for income taxes	(1,529)	(877)
Income tax expense (benefit)	30	(132)
Net loss	(1,559)	(745)
Add net losses attributable to the non-controlling interests:
Lubin	-	194
BTH Joint Venture	73	22
Net loss attributable to Umami stockholders	$(1,486)	$(529)

Basic and diluted net loss per share attributable to Umami stockholders	$(0.03)	$(0.02)
Weighted-average shares outstanding, basic and diluted	46,291	30,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Currency Translation	Total Umami Stockholders’	Non-Controlling Interest in VIE		Total
	Shares	Amount	Capital	Earnings	Adjustments	Equity	Lubin	BTH	Equity

Equity June 30, 2010	45,261	45	6,308	7,514	2,401	16,268	(1,812)	950	15,406
Issuance of common stock and warrants	1,484	1	1,363			1,364			1,364
Reclassification of derivative warrant liability			(77)			(77)			(77)
Stock-based compensation expense			40			40			40
Contribution to Joint Venture by partner								334	334
Comprehensive income:
Net income (loss)				(1,486)		(1,486)	-	(73)	(1,559)
Translation adjustments					1,099	1,099	(169)	123	1,053
Total comprehensive income (loss)						(387)	(169)	50	(506)
Equity September 30, 2010	46,745	$46	$7,634	$6,028	$3,500	$17,208	$(1,981)	$1,334	$16,561

	Common Stock		Additional Paid-In	Retained	Accumulated Currency Translation	Total Umami Stockholders’	Non-Controlling Interest in VIE		Total
	Shares	Amount	Capital	Earnings	Adjustments	Equity	Lubin	BTH	Equity

Equity June 30, 2009	30,000	30	(26)	7,073	3,966	11,043	(909)	1,374	11,508
Comprehensive income:
Net income (loss)				(529)		(529)	(194)	(22)	(745)
Translation adjustments					418	418	(40)	53	431
Total comprehensive income (loss)						(111)	(234)	31	(314)
Equity September 30, 2009	30,000	$30	$(26)	$6,544	$4,384	$10,932	$(1,143)	$1,405	$11,194

The accompanying notes are an integral part of these Consolidated Financial Statements

UMAMI SUSTAINABLE SEAFOOD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	September 30, 2010	September 30, 2009
Operating activities
Net loss	$(1,559)	$(745)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	328	269
Stock-based compensation	40	-
Deferred income tax	-	(128)
Gain on revaluation of derivative warrant liability	(45)	-
Loss from investment in unconsolidated affiliates	164	-
Interest expense accrued and added to shareholder notes payable	220	-
Expenses paid by Atlantis and added to shareholder notes payable	263	-

Changes in assets and liabilities:
Accounts receivable, trade	(15)	120
Inventories	(4,692)	(5,189)
Other current assets	(45)	742
Accounts payable, trade	818	(671)
Income taxes payable	(81)	(34)
Other current liabilities	155	(9)

Net cash used in operating activities	(4,449)	(5,645)

Investing activities
Investment in and advances to unconsolidated affiliates	(5,100)	-
Purchases of fixed assets	(24)	(586)

Net cash used in investing activities	(5,124)	(586)

Financing activities
Shareholder loans	4,802	2,163
Repayments of long-term liabilities	(4)	(2)
Borrowings	2,413	12,265
Repayments of borrowings	(680)	(9,853)
Borrowings from related parties	17	254
Proceeds on the issuance of common stock and warrants	1,364	-
Funds released from escrow	1,635	-

Net cash provided by financing activities	9,547	4,827

Subtotal	(26)	(1,404)

Effects of exchange rate changes on the balances of cash held in foreign currencies	85	431
Cash and cash equivalents at beginning of year	215	1,421

Cash and cash equivalents at end of year	$274	$448

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	211	186
Income taxes	111	27

Non-cash financing activities
Advances from shareholders for investment in and advances to unconsolidated affiliates	8,000	-
Reclassification of derivative warrant liability	77	-
Payment by BTH to Atlantis Group, offset against shareholder loan	334	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Simultaneously with completion of the Share Exchange on June 30, 2010, the Company completed a private placement with a group of accredited investors and issued 7.3 million units, with each unit consisting of one share of common stock and a five-year warrant to purchase 0.2 shares of common stock at $2.00 per share. Each unit was issued for $1.00, resulting in gross proceeds of $7.3 million.  As compensation for their services, the Company issued 0.5 million shares of stock and 0.7 million additional whole-share three-year warrants to purchase shares of its common stock at $2.00 per share to two firms who acted as placement agents for the private placement.  In addition, the Company incurred cash costs of $0.3 million resulting in net proceeds of $7.0 million that have been recorded as common stock and additional paid-in capital.

Upon the completion of the Share Exchange, the Company issued one million three-year warrants to purchase shares of its common stock at $1.00 to an investor in the private placement, in order to replace an obligation to Atlantis as described in Note 13.

In July, 2010, the Company issued 1.4 million units, with each unit consisting of one share of common stock and a five-year warrant to purchase 0.2 shares of common stock at $2.00 per share. Each unit was issued for $1.00, resulting in gross proceeds of $1.4 million. As compensation for their services, the Company issued 0.1 million shares of stock and 0.1 million additional whole-share three-year warrants to purchase shares of its common stock at $2.00 per share to two firms who acted as placement agents for the private placement.

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

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. These adjustments are of a normal recurring nature. However, the reported results for the interim periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Kali Tuna owns a 50% interest in KTT. The remaining 50% interest in KTT is owned by Bluefin Tuna Hellas S.A. (BTH). In accordance with its joint venture agreement with BTH, Kali Tuna historically sold tuna inventory to KTT at its cost, and KTT in turn sold the tuna to unrelated third parties. However, as a result of the tax contingency matter described in Note 14, Kali Tuna and BTH modified their joint venture agreement during the year ended June 30, 2009 so that the joint venture activity was conducted entirely within Kali Tuna rather than through KTT. As more fully described in Notes 11 and 13, BTH continued to provide financing for the joint venture activities and participate in the profits derived therefrom. The BTH share of profits or losses from the joint venture for each period has been reflected as a noncontrolling interest in these consolidated financial statements and described herein as “BTH Joint Venture”.

The fiscal year of KTT is from May 1 to April 30. Therefore, the difference in fiscal year has no material effects on the results reported in the consolidated financial statements.

The Company has determined that KTT and Lubin are variable interest entities of which Kali Tuna is the primary beneficiary. These companies are therefore consolidated in Kali Tuna's financial statements.

Earnings per share

Basic earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding plus any shares that would be issued upon exercise of outstanding options and warrants. However, for the three months ended September 30, 2010 and 2009, outstanding options and warrants were excluded from the calculation of weighted average shares because their inclusion would have been anti-dilutive.

Risk management

The Company is exposed to financial risks arising from changes in tuna prices. The Company does not anticipate that tuna prices will decline significantly in the foreseeable future and, therefore, has not entered into derivative or other contracts to manage the risk of a decline in tuna prices. The Company reviews its outlook for tuna prices regularly in considering the need for active financial risk management. The Company sells tuna in Japanese Yen so the Company is exposed to fluctuations in the value of the Yen.

Revenue recognition

Revenue is recognized when tuna inventory is delivered and the Company has transferred to the buyer the significant risks and rewards of ownership. Revenue is presented net of value added taxes collected.

Fair value of financial instruments

As described below, the Company’s derivative warrant liability is recorded at estimated fair value. The carrying values of the Company‘s other financial instruments, including accounts receivable, borrowings and accounts payable are believed to approximate their fair value. The Company does not hold any financial instruments for trading purposes.

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

Long-lived assets

The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has identified no such impairment losses as of September 30, 2010.

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Investments in Unconsolidated Affiliates

The Company accounts for its investments in unconsolidated affiliates by either the equity or cost methods, generally depending upon ownership levels. The equity method of accounting is used when the Company’s investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of the investee and when the Company holds 20% or more of the voting stock of the investee, but no more than 50%.

The Company accounts for its 33% investments in Baja Aqua Farms, S.A. de C.V. and Oceanic Enterprises, Inc. at September 30, 2010 using the equity method of accounting.  See note 7 for further discussion of the Company’s investments.

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

The fact that the exercise prices of the warrants are not denominated in the functional currency requires that the warrants be considered derivatives and recorded at their estimated fair value as liabilities.  As of each reporting date, the estimated fair value of the warrants that remain outstanding are re-assessed and the recorded liabilities are adjusted.  If the warrants increase in fair value, the increase is shown as an expense in the income statement and if the warrants decrease in fair value, a gain is recorded for such decrease.

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

Recent Accounting Pronouncements

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

Reclassifications

Certain items in the June 30, 2010 balance sheet have been reclassified to conform with the September 30, 2010 presentation, with no effects on previously reported equity.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Significant concentrations

Due to the seasonality of the business, there were no sales of tuna in the three months ended September 30, 2010 and 2009. Sales of tuna to two customers in Japan accounted for approximately 99.1% of the Company's net revenue for the year ended June 30, 2010, with one customer accounting for 82.6% and the other for 16.5%. For the year ended June 30, 2009, sales to three customers in Japan accounted for approximately 99.5% of the Company's net revenue.

4.	Inventories

Inventories are comprised as follows as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Live stock inventories:
Adriatic tuna
0-30 kg.	$2,333	$7,132
30-60 kg.	20,234	8,925
60+ kg.	864	720
Mediterranean tuna + 60kg.	2,857	2,354
	26,288	19,131
Fish feed and supplies	718	636
Total inventories	$27,006	$19,767

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on a weighted average basis and includes all costs to acquire and to bring the inventories to their present location and condition. International regulations prohibit the sale for consumption of tuna under 30 kg.  The Company evaluates the net realizable value of its inventories on a regular basis and records a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

The fair value of live tuna stock inventories at September 30, 2010 and June 30, 2010 is estimated at $35.8 million and $26.1 million, respectively. The fair value of live tuna stock under 30 kg. that was caught in the 2010 fiscal year is estimated to equal its cost. There were no fish caught in the three months ended September 30, 2010 due to fishing quota restrictions. The fair value of inventory that was caught in prior years is estimated based upon the market prices that an unrelated third party would be willing to pay for the inventory, less estimated selling costs.

5.	Other current assets

The Company’s other current assets as of September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010	June 30, 2010

Refundable value added tax	$272	$463
Refundable income taxes	17	16
Prepaid expenses	267	24
Other receivables	266	278
Prepaid insurance	16	-
Prepaid offering costs	65	-
	$903	$781

6.	Property and equipment

The Company´s property and equipment as of September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010	June 30, 2010
Cost:
Land	$474	$431
Buildings	2,745	2,495
Vessels	8,941	8,143
Machinery and equipment	7,596	6,884
Fixtures and office equipment	129	110
Construction in progress	38	34
	19,923	18,097
Less accumulated depreciation:
Buildings	1,045	918
Vessels	4,526	3,982
Machinery and equipment	5,025	4,428
Fixtures and office equipment	110	97
	10,706	9,425
Property and equipment, net	$9,217	$8,672

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Investments in unconsolidated affiliates

As of June 30, 2010, Atlantis, the Company’s principal stockholder, had advanced $4.9 million as a deposit toward the purchase price of the anticipated acquisition by Umami of Baja Aqua Farms, S.A. de C.V., a Mexican corporation (Baja) and its affiliate Oceanic Enterprises, Inc., a California corporation (Oceanic). Baja owns and operates facilities and equipment in Mexico where it farms Pacific Northern Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market.

On July 20, 2010, the Company entered into a stock purchase agreement with Corposa, S.A. de C.V., Holshyrna ehf, and certain other parties, providing for the sale from Corposa and Holshyrna of 33% of the equity of Baja and Oceanic. The agreement provided for acquisition of 33% interests in each entity for $8 million, which was funded by Atlantis and charged against the Company’s line of credit from Atlantis. During the quarter ended September 30, 2010, the Company also advanced $5.1 million to Baja and Oceanic.

Under the terms of an option agreement, the Company also acquired the option, exercisable by September 15, 2010, to purchase all remaining Baja shares in consideration for the issuance of a) 10,000,000 restricted shares of common stock of the Company and b) the payment in cash of $10.0 million. On September 15, 2010, the Company exercised the option and on September 27, 2010, the parties to the Agreements entered into amendments to each of the agreements requiring certain capital distributions to be made to the selling parties on or before November 30, 2010 and for the closing date and final transfer of shares to be completed on or before November 30, 2010. The Company has agreed to fund Baja as necessary to continue its operations as well as fund the capital distributions required to the selling parties.

Through November 18, 2010 the Company has funded Baja to the extent required and Baja has made all required payments under the amendments resulting in a remaining amount due for the final option cash payment of $4.7 million. Additionally, the Company will be required to issue the 10 million option shares due under the option agreement on or before the delivery of the Baja shares to the Company.

In the event closing does not occur, Umami will remain a 33% shareholder in Baja. Any Umami loans remaining shall remain a debt of Baja due to Umami and repaid through future operating cash flow of Baja.

The Company’s consolidated statement of operations includes the loss from the unconsolidated investment in Baja and Oceanic for the period of its ownership during the three months ended September 30, 2010.

Selected balance sheet information for Baja and Oceanic as of September 30, 2010 and the results of their operations for the three months ended September 30, 2010 were as follows:

Balance Sheets
September 30, 2010
(Unaudited)

	Baja	Oceanic	Total

Total assets	$35,526	$3,860	$39,386
Total liabilities	42,009	3,705	45,714
Stockholders' equity	(6,483)	155	(6,328)

Statements of Operations
Three months ended September 30, 2010
(Unaudited)

	Baja	Oceanic	Total

Net revenue	$4,376	$600	$4,976
Gross profit	1,415	-	1,415
Operating income	244	45	289
Net loss	(264)	(362)	(626)
Net loss attributable to Umami's ownership	$(69)	$(95)	$(164)

The following table presents pro forma information for the company as if the investment in Baja and Oceanic has occurred at the beginning of each period presented:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

Net revenue	—	—
Net loss	(1,602)	(1,276)
Net loss attributable to Umami stockholders	(1,529)	(1,060)
Basic and diluted net loss per share attributable to Umami stockholders	$(.03)	$(.04)

8.	Borrowings

The Company's borrowings as of September 30, 2010 and June 30, 2010 were as follows:

	Facility	Interest rate	Effective rate at September 30, 2010	September 30, 2010	June 30, 2010

Erste&Steiermaerkische bank d.d.	HRK 19,240,000	5%	5%	$3,582	$3,258
Erste&Steiermaerkische bank d.d.	HRK 30,000,000	5%	5%	5,587	5,080
Erste&Steiermaerkische bank d.d.	EUR 1,375,000	EURIBOR +7%	8.07%	1,867	1,675
Erste&Steiermaerkische bank d.d.	JPY 180,000,000	3M JPY LIBOR+6.5%	8.19%	2,149	2,025
Erste&Steiermaerkische bank d.d.	CHF 707,000	3M EURIBOR +5.25%	8.42%	723	649
Volksbank d.d.	HRK 10,000,000	40% at HBOR + 60% at 5.9%	5.55%	1,861	-
Total obligations under capital leases (Note 9)				41	41
Total borrowings				$15,810	$12,728
Presented in consolidated balance sheets as follows:
Short-term borrowings				13,664	12,700
Long term debt				2,119	-
Obligations under capital leases				27	28
Total borrowings				$15,810	$12,728

Kali Tuna has a credit facility with Erste&Steiermaerkische bank. d.d. that consists of four revolving credit lines amounting to HRK 19,240,000 ($3.6 million), HRK 30,000,000 ($5.6 million), EUR 1,375,000 ($1.9 million), and JPY 180,000,000 ($2.1 million) which mature on February 15, 2011, March 15, 2011, March 1, 2011 and March 1, 2011, respectively.

The weighted average effective rate of interest on short-term borrowings was 5.9% at September 30, 2010 and 5.7% at June 30, 2010 and 5.8% for the three months ended September 30, 2010.  The average borrowings outstanding during the three months ended September 30, 2010 were $14.8 million.

All of the Company's fixed assets are pledged to the bank in connection with these loans. The loan from Erste&Steiermaerkische bank. d.d. for 1,375,000 Euros is collateralized by certain inventory of the business.

The loan from Volksbank d.d. matures December 31, 2013 and is payable in quarterly installments of $0.2 million beginning March 31, 2011. The terms of the loan call for a variable interest rate based on 40% at HBOR rate plus 60% at a rate of 5.9%. The loan is collateralized by certain inventory of the business.

The loan from Erste&Steiermaerkische bank. d.d. for 707,000 CHF matures March 1, 2012  with interest payable monthly based on the three-month EURIBOR rate plus 5.25%. The loan is collateralized by the fixed assets and certain inventory of the business.

9.	Obligations under capital leases

The Company leases equipment under arrangements classified as capital leases, and had the following obligations as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010

Total obligations under capital leases	$41	$41
Current maturities (classified as borrowings within the consolidated balance sheets)	(14)	(13)
Non-current obligations	$27	$28

Aggregated annual maturities under capital leases as of September 30, 2010 were as follows:

Year ending September 30, 2011	$17
Year ending September 30, 2012	14
Year ending September 30, 2013	7
Year ending September 30, 2014	7
Year ending September 30, 2015	1
	46
Less interest	(5)
Total obligations under capital leases	$41

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Income taxes

Income tax expense for the three months ended September 30, 2010 and 2009 is comprised as follows:

	2010	2009
Current expense (benefit)	$30	$(132)
Deferred expense (benefit)	-	-
Total income tax provision	$30	$(132)

The Company’s effective tax rates for the three months ended September 30, 2010 and 2009 are higher than the Croatian statutory rate of 20% primarily because the potential future tax benefits from Umami’s and Lubin’s loss carryforwards have been fully offset by valuation allowances as of each balance sheet date. In addition, during the three months ended September 30, 2010, Croatia passed a law retroactively requiring interest income to be imputed on loans made to entities not making a profit. This resulted in additional taxes of $65 thousand related to the year ended June 30, 2010 being recorded in the three months ended September 30, 2010.

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

Deferred tax liabilities and assets have been recognized as of September 30, 2010 and June 30, 2010 in the following amounts based upon the indicated temporary differences:

	September 30, 2010	June 30, 2010

Inventories	$(149)	$(135)
Tax loss carryforwards	1,326	859
Other items	-	-
Valuation allowance	(1,326)	(859)
Net deferred income tax liability	$(149)	$(135)

At September 30, 2010, the Company has tax loss carryforwards available for offset against future taxable income as follows:

Available through June 30, 2014 related to MB Lubin	$752
Available through June 30, 2015 related to MB Lubin	877
Available through June 30, 2016 related to MB Lubin	157
Available through June 30, 2017 related to Umami	1,569
Available through June 30, 2018 related to Umami	1,279

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Variable interest entities

The company has determined that Kali Tuna and its affiliates provided the majority of financial support to Lubin and KTT through various sources including the purchase and sale of inventory, rental income and unsecured loans. In addition, as of September 30, 2010, Kali Tuna was a guarantor for repayment of Lubin´s note payable to Erste&Steiermaerkische bank d.d. in the amount of CHF 707,000 ($0.7 million).

Financial support provided by Kali Tuna and its affiliates to Lubin and KTT as of September 30, 2010 and June 30, 2010 and during the three months ended September 30, 2010 and 2009 follows:

	Lubin		KTT
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Rental income and sale of inventory	$356	$708	$-	$-
Purchase of inventory	-	13	-	-

	September 30, 2010	June 30, 2010	September 30, 2010	June 30, 2010

Unsecured loans	6,936	6,028	-	-

Selected information from the balance sheets of Lubin and KTT as of September 30, 2010 and 2009, and the results of operations for the three months ended September 30, 2010 and 2009:

	Lubin		KTT
	September 30, 2010	June 30, 2010	September 30, 2010	June 30, 2010

Total assets	$5,200	$5,123	$-	$51
Total liabilities	7,908	7,308	-	-
Stockholders’ equity	(2,708)	(2,185)	-	51

	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net sales	356	730	-	-
Net income (loss)	-	(194)	-	(2)

As described in Note 2, the BTH joint venture activities previously conducted through KTT were, beginning during the year ended June 30, 2009, conducted within Kali Tuna. As described in Note 13, BTH contributed livestock to the joint venture during 2009 and its 50% share in the profits generated has been reflected as a noncontrolling interest within these consolidated financial statements. Selected balance sheet information related to these activities as of September 30, 2010 and June 30, 2010, and the results of its operations for the three months ended September 30, 2010 and 2009 were as follows:

	September 30, 2010	June 30, 2010

Total assets	$2,857	$2,354
Total liabilities	-	-
Venturers’ equity	2,857	2,354

	September 30, 2010	September 30, 2009
Net sales	-	-
Net income (loss)	(146)	(22)

12.	Stock options and warrants

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, and the following assumptions:

Average risk-free interest rate	1.91%
Expected dividend yield	None
Expected volatility	50%
Expected term (years)	2.75

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

Stock option activity during the three months ended September 30, 2010 and the year ended June 30, 2010:

	Shares	Exercise Price	Remaining Contractual Term
Outstanding as of June 30, 2009	-	-
Options granted	1,100,000	$1.00
Options exercised	-
Options forfeited	-
Outstanding as of June 30, 2010	1,100,000	$1.00	5.0 years
Options granted	-
Options exercised	-
Options forfeited	-
Outstanding as of September 30, 2010	1,100,000	$1.00	4.75 years
Exercisable as of September 30, 2010	183,333	$1.00	4.75 years
Vested as of September 30, 2010	183,333	$1.00	4.75 years
Nonvested as of September 30, 2010	916,667	$1.00	4.75 years

The intrinsic value of stock options is calculated as the amount by which the fair value of the Company’s common stock exceeds the exercise price of the option. At September 30, 2010, there was limited trading of the Company’s stock, so the fair value was estimated by reference to the 7.3 million share units sold for $1.00 each on June 30, 2010 and the 1.4 million share units sold for $1.00 each in August, 2010, as described in Note 1. The fair value for each share and each warrant was estimated using a Black-Scholes pricing model. The share value was estimated to be $0.96 and the warrant value was estimated to be $0.04; thus, the exercise price of $1.00 per share is greater than the estimated fair value of $0.96 and there is zero intrinsic value at September 30, 2010.

The weighted-average grant-date fair value of options granted during the year ended September 30, 2010 has been estimated at $0.33 and the total grant-date fair value of stock options vested during the year ended September 30, 2010 has been estimated at $0.1 million. There was no tax benefit related to the stock based compensation because the Company has incurred losses in the U.S. and it is not probable that the Company would be able to use any such losses in the future. Stock-based compensation expense recognized as selling, general and administrative expenses in the consolidated statement of operations was $40 thousand for the three months ended September 30, 2010 and zero for the three months ended September 30, 2009. As of September 30, 2010, total unrecognized compensation expense related to stock-based compensation is $0.3 million, which is expected to be recognized over the remaining vesting period of two and three quarters years.

At September 30, 2010, warrants were outstanding as follows in connection with the transactions described in Note 1:

	Number	Exercise Price	Term
Subscription agreements	1,744,000	$2.00	5 years
Investor agreement	1,000,000	$1.00	3 years
Placement agent payments	872,000	$2.00	3 years

Total warrants at September 30, 2010	3,616,000

13.	Related parties

Related parties are those parties which have influence with the Company, directly or indirectly, either through common ownership or other relationship.

Related party transactions during the three months ended September 30, 2010 and 2009 were as follows:

	September 30, 2010	September 30, 2009

Purchase of services- Atlantis Group hf	$200	$-

Related party balances as of September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010	June 30, 2010

Accounts receivable from related parties, Atlantis and its affiliates	$9	$681

Notes payable to related party, Atlantis Group hf	11,589	-

Accounts payable to related parties
Aurora Investments ehf (shareholder)	1,545	-
Thynnus d.o.o.	17	-
Atlantis Resources Australia Pty. Ltd.	257	257

During the quarter ended September 30, 2010, the Company entered into an agreement with Atlantis, providing for a $15 million loan facility consisting of two components: a line of credit for the amount of $9.9 million and a term loan of $5.1 million. As of November 17, 2010, the total principal balance advanced under the facility was approximately $15 million, which was used for the purchase of the initial 33% of Baja and the financing of Baja's operations, financing Kali Tuna's operations, and for Umami corporate expenses. Funds advanced under the facility accrue interest at the rate of 1% per month which is payable monthly. Advances under the facility may be made upon ten days prior written notice to Atlantis and are collateralized by a pledge of certain of the Company's inventory. Interest expense for the three months ended September 30, 2010 was $0.2 million; this amount has been paid by addition to the outstanding loan balance. The facility must be repaid in its entirety by June 30, 2012. At the discretion of Atlantis, the facility may be terminated and all amounts may be declared due and payable immediately if Atlantis ceases to be a greater than 50% shareholder of the Company and Atlantis ceases to act as the Company's exclusive agent for the sale of the Company's Bluefin tuna into the Japanese market. In addition, under the terms of the facility, Atlantis has the right to cancel the facility and demand all outstanding amounts immediately due and payable in the event of a change of control of the Company. Atlantis’s rights to have the loan repaid below $8.0 million are restricted while the borrowings from the private party described in Note 15 are outstanding. The average borrowings outstanding from Atlantis during the three months ended September 30, 2010 were $6.0 million.  Additionally, Atlantis has provided loan guarantees and other credit support through its banking relationships.

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Commitments and contingencies

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

15.	Subsequent events

Bank borrowing. Kali Tuna entered into an agreement on October 7, 2010 with Erste&Steiermaerkische bank d.d. providing for a 6.7 million Euros ($9.3 million) loan. The loan matures March 31, 2011, with interest payable monthly based on the three-month EURIBOR rate plus 5.25%.  The loan is collateralized by the fixed assets and certain inventory of the business. As of November 17, 2010, the total principal advanced under the loan was $3.1 million.

Issuance of equity. On October 20, 2010, the Company issued 1 million units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $1.80 per share. Each unit was issued for $1.50, resulting in gross proceeds of $1.5 million. The company paid $0.3 million in costs related to the offering.

From October 28, through November 18, 2010, the Company issued 1.7 million units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $1.80 per share. Each unit was issued for $1.50, resulting in gross proceeds of $2.5 million. As compensation for their services, the Company issued 0.3 million five-year warrants to purchase shares of its common stock at $1.80 per share and $0.4 million to two firms who acted as placement agents for the private placement. The company paid $30 thousand in costs related to the offering.

Borrowing from private party. On October 7, 2010, the Company entered into a note and warrant purchase agreement with a third party lender.  The Company received gross proceeds of $5 million in exchange for: (i) a note payable of $2.5 million which matures on March 31, 2011, (ii) a note payable of $3.1 million which matures on March 31, 2012, and (iii) warrants to purchase 3 million shares of the Company's common stock. Both notes bear interest at 9% per year.  However, additional interest expense between $0.3 million and $1.5 million would become due and payable over the terms of the notes if the Company does not achieve certain EBITDA thresholds. Further, the interest rate is subject to increase to 13.5% in the event that (i) certain assets of Kali Tuna or Baja are not pledged to the lender by November 16, 2011, or (ii) the acquisition of Baja is not completed by December 16, 2010. Each of the notes may be accelerated if certain events of default were to occur, including failure to complete the acquisition of Baja by January 1, 2011 or  failure of the Company to secure sufficient pledges of the assets of its subsidiaries or Baja prior to December 16, 2010. The note also restricts repayments of the Atlantis notes payable to amounts lower than $8.0 million while the notes are outstanding. The notes are collateralized by certain assets of the Company, Kali and Baja.  In addition, the Company has pledged its shares in Bluefin, and Baja has guaranteed the Company's obligations to the lender.

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

Borrowing from third party.  On November 15, 2010, the Company entered into a note purchase agreement with third party lenders. The Company received gross proceeds of $2.8 million in exchange for promissory notes in the aggregate principal amount of $2.8 million which mature on January 14, 2011.  The notes bear interest at the rate of 6% per month; however, the interest rate, on a retroactive basis, shall be increased to 12% per month for that portion of the notes that have not been repaid by December 15, 2010. The interest rate is also subject to increase to 18% per month in the event that certain assets of the Company's subsidiary or Baja are not pledged to the lenders by November 30, 2010. The notes may be accelerated if an event of default were to occur. In addition to standard events of default, events of default which would lead to the acceleration of the debt include the failure to complete the acquisition of Baja by December 6, 2010 or the failure of the Company to secure sufficient pledges of the assets of its subsidiaries or Baja prior to December 16, 2010. The notes and any accrued interest are payable on the maturity date. The notes can be repaid at any time upon one day’s prior written notice to the lenders. The notes are collateralized by certain assets of the Company and Baja.

Termination of BTH joint venture.  On September 30, 2010, the Company entered into an agreement with Bluefin Tuna Hellas S.A. to terminate the BTH joint venture arrangement described in Note 11 and to transfer to the Company the 50% interest owned by BTH in exchange for 1.2 million Euros ($1.6 million), with payment in two installments on October 15, and October 19, 2010 which were made as agreed. The termination agreement also contemplates that BTH will relinquish its 50% interest in KTT in exchange for consideration equal to the estimated value of that entity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS

The following is management’s discussion and analysis of the financial condition of the Company as of September 30, 2010 and the results of operations of the Company for the three months ended September 30, 2010 and 2009. Refer to the company’s Annual Report on Form 10-K for the year ended June 30, 2010 (2010 Annual Report), including management’s discussion and analysis therein.

Prior to June 30, 2010, the Company was a shell company known as Lions Gate Lighting Corp. (Lions Gate). On June 30, 2010, Lions Gate and Atlantis Group hf (Atlantis) completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin Tuna Acquisition Group (Bluefin) in consideration for the issuance to Atlantis of 30,000,000 shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna d.o.o. (Kali Tuna), a wholly-owned subsidiary of Bluefin and indirect subsidiary of Atlantis, became the indirect wholly-owned subsidiary of the Company. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes. Accordingly, the consolidated financial statements presented in this Form 10-Q include the consolidated financial position and results of operations of Bluefin (consisting primarily of Kali Tuna and its subsidiaries and variable interest entities) rather than Lions Gate. Further, as a result of the transaction, the Company ceased to be a shell company.  Therefore, comparisons of financial results with prior year periods may not be meaningful.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, in that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to our industry, operations and results of operations and any businesses that we may acquire, and include, without limitation:

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

All forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

On July 20, 2010, Umami acquired 33% of the outstanding common shares of both Baja Aqua Farms, S.A. de C.V., a Mexican corporation (Baja) and Oceanic Enterprises, Inc., a California corporation (Oceanic) in exchange for a cash purchase price of $8 million and an option to acquire substantially all of the remaining outstanding shares of both entities in exchange for the issuance of 10 million shares of the Company’s common stock and $10 million of cash. See Note 7 to the Company’s consolidated financial statements for additional details.

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

Reporting Currency and Functional Currency

Our goal is to become the world leader in the Bluefin tuna industry.  As such we are positioning the Company to be able to seek out opportunities worldwide and operate with a United States home base with our strategy based on maximizing our returns as measured in US dollars.  Accordingly, we will be continuing to raise capital in US dollars and evolve our financial operations to maximize our returns in US dollars.  Our reporting currency is the US dollar.

We are planning to become a US dollar centric company and our treasury function will strive to minimize foreign currency risk against the US dollar with investments, loans and advances denominated in US dollars and if appropriate we will enter into hedging transactions that we believe will maximize our returns in US dollars.

At June 30, 2010 and September 30, 2010, our functional currency was the Croatian Kuna as our Kali Tuna operation is in Croatia, our only wholly-owned operation on those dates.  We expect to evolve from a Croatian Kuna functional currency to a US dollar functional currency in the near future as we continue to raise capital in US dollars and transition our treasury operations to maximize our return in US dollars and as we begin to acquire operations outside of Croatia.  We have already made a significant investment in Baja Aqua Farms and hope to complete this acquisition during the quarter ending December 31, 2010.

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

The fact that the exercise prices of the warrants are not denominated in the functional currency requires that the warrants be considered derivatives and recorded at their estimated fair value as liabilities.  As of each reporting date, the estimated fair value of the warrants that remain outstanding will be re-assessed and the recorded liabilities will be adjusted.  If the warrants increase in fair value, the increase will be shown as an expense in the income statement and if the warrants decrease in fair value, a gain is recorded for such decrease.

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

Our financial statements will not be comparable to another entity’s financial statements with a similar capital structure, with the only difference being that their warrants are priced in their functional currency; because such a company would not be required to record the estimated fair value of their outstanding warrants as derivative liabilities with corresponding changes affecting their income statement.  Accordingly, given comparable results and capital structure, such companies will have less volatility in reported earnings, as their net income would be based only on operating results, while our net income will be the sum of our operating results plus or minus changes in the fair value of the warrants.

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

The fair value of live tuna stock under 30 kg. that was caught in the 2010 fiscal year is estimated to equal its cost.  The fair value of inventory that was caught in prior years is estimated based upon the market price that an unrelated party would be willing to pay for the inventory, less estimated selling costs.

Consolidation

The Company has determined that (i) Kali Tuna Trgovina d.o.o., a joint venture owned 50% each by Kali Tuna and Bluefin Tuna Hellas A.E, (“BTH Joint Venture”) and (ii) MB Lubin d.o.o. (Lubin), an entity owned by one of the Kali Tuna’s executive officers, are variable interest entities of which the Company is the primary beneficiary.   These entities are therefore consolidated in the Company’s financial statements.  The 50% of the BTH Joint Venture owned by Bluefin Tuna Hellas A.E. has been reflected as non-controlling interest in the financial statements.  All material inter-company transactions and balances have been eliminated in consolidation. On September 30, 2010, the Company entered into an agreement with Bluefin Tuna Hellas S.A. to terminate the BTH joint venture arrangement and to transfer to the Company the 50% interest owned by BTH in exchange for 1.2 million Euros ($1.6 million), with payment in two installments on October 15, and October 19, 2010. The termination agreement also contemplates that BTH will relinquish its 50% interest in KTT in exchange for consideration equal to the estimated value of that entity. The acquisition date for the Company’s acquisition of the remaining 50% interest in the joint venture has been deemed not to have occurred until the transfer of cash in October, and the transaction will therefore be recorded during the quarter ending December 31, 2010.

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

Results of Operations

Three months ended September 30, 2010 compared to three months ended September 30, 2009.

Sales, Cost of Sales and Gross Profit. Sales by the Company take place in the winter months, typically from October to March.  As a result there were no sales, cost of sales or gross profit in the three months ended September 30, 2010 and 2009.

Selling, General and Administrative Expenses. Selling, general and administrative costs increased by $895,000 from 2009 to 2010. Kali Tuna expenses declined by $28,000 due to more favorable exchange rates while Umami incurred $883,000 of corporate expenses, primarily related to salaries, travel, insurance and consultant, audit and legal fees. Stock option expense accounts for an additional $40,000.

Research and Development Expenses. The Company is in the process of developing a hatchery for Bluefin tuna in the Mediterranean Sea related to its research and development efforts.  The expense in the three months ended September 30, 2010 was $63,000, primarily related to salaries and travel to conventions for research, while similar costs were not incurred in the three months ended September 30, 2009.

Foreign Currency Gains and Losses. In the three months ended September 30, 2010 the Kuna rose by 10% against the US Dollar, contributing to a gain in foreign currency translation adjustments of $428,000, primarily related to dollar-denominated debt. In the three months ended September 30, 2009 due to unfavorable currency fluctuations, the Company incurred a net loss on foreign currency transaction of $217,000.

Gain from revaluation of derivative warrant liability. As explained above, derivative warrant liabilities are revalued each quarter. Due to the decrease in the remaining term of the warrants, the warrants fell in value and a gain of $45,000 was recorded for the three months ended September 30, 2010. There were no warrants outstanding in the three months ended September 30, 2009.

Loss from investment in unconsolidated affiliates. A loss of $164,000 was incurred in the three months ended September 30, 2010 related to the Company’s equity investments in unconsolidated affiliates Baja and Oceanic.

Interest Expense.   Interest expense increased from $259,000 to $485,000 reflecting an increase in bank and shareholder borrowings to acquire the 33% of Baja, to fund farming operations at Kali Tuna and Baja, and for Umami corporate expenses.

Income Tax Expense. In the three months ended September 30, 2010 there was a $35,000 income tax benefit at Kali Tuna, but it was offset by a $65,000 tax provision for a change in the Croatian tax law that retroactively taxed imputed interest income for the year ended June 30, 2010. Umami’s and Lubin’s loss carryforwards have been fully offset by valuation allowances. For the three months ended September 30, 2009, there was a $132,000 income tax benefit at Kali Tuna.

Net Loss Attributable to the Non-controlling Interests. The net losses attributable to the non-controlling interests, Lubin and the BTH Joint Venture, decreased by $143,000 to $73,000 in the three months ended September 30, 2010 from $216,000 in the three months ended September 30, 2009, as Lubin broke even compared to a prior period loss of $194,000 while the BTH Joint Venture’s losses increased by $51,000.

Liquidity and Capital Resources

At September 30, 2010, we reported working capital of approximately $8,861,000 compared to approximately $7,448,000 at June 30, 2010.  At September 30, 2010, we had cash and cash equivalents in the amount of $274,000.

Cash Flows

The following table summarizes our cash flows for the three months ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010	2009
Total cash provided by (used in):
Operating activities	$(4,449,000)	$(5,645,000)
Investing activities	(5,124,000)	(586,000)
Financing activities	9,547,000	4,827,000
Effects of exchange rate changes on cash balances	85,000	431,000
Increase (decrease) in cash and cash equivalents	$59,000	$(973,000)

Net cash used in operating activities for the three months ended September 30, 2010 totalled $4,449,000 compared to $5,645,000 used in operating activities for the three months ended September 30, 2009.  The change is primarily due to the increases in accounts payable and other current liabilities during the current period.

Cash used in investing activities for the three months ended September 30, 2010 was $5,124,000 compared to $586,000 for the three months ended September 30, 2009.  The change is due primarily to advances of $5,100,000 to Baja and Oceanic.

Cash provided by financing activities for the three months ended September 30, 2009 totalled $9,547,000, compared to $4,827,000 for the three months ended September 30, 2009.  The change is due primarily to issuance of common stock and warrants for net proceeds of $1,364,000, an increase in the shareholder loans from Atlantis of $4,802,000, funds released from escrow of $1,635,000 and new borrowings of $1,733,000 from Volksbank in the three months ended September 30, 2010. This compares to increases in the shareholder loans from Atlantis of $2,163,000 and net new borrowings of $2,142,000 from Erste & Steirmaerkische Bank and $254,000 from related parties in the three months ended September 30, 2009.

Sources of Liquidity
The Company’s most significant sources of liquidity have been cash from lines of credit with commercial banks, advances and loans made by Atlantis, and the issuance of common stock.  Additionally, Atlantis has provided loan guarantees and other credit support through its banking relationships.

Sales of tuna occur during the winter when the sea temperature is lowest to maximize the quality and value of the product (October to March).  There are generally no sales generated during the rest of the year.  Accordingly, the Company and Kali Tuna need to finance operations with available capital during the non-selling months.

We raised initial net proceeds of approximately $7,000,000 in a financing transaction that was completed on June 30, 2010.  Subsequent to June 30, 2010 another $4,675,000 in net proceeds related to the same financing transaction and two new financing transactions were raised. Additionally, we have a credit facility with Atlantis providing for a $9.9 million line of credit and a $5.1 million term loan.  As of November 8, 2010, the total principal balance advanced under the facility was approximately $15.0 million, which was used for the purchase in July 2010 of the initial 33% of Baja and the financing of Baja's farming operations, financing Kali Tuna's farming operations and for Umami corporate expenses.

We believe that the net proceeds from the transactions described above and cash generated by operations will be sufficient to continue to finance our present operations through the harvest season and for the remainder of our fiscal year ending June 30, 2011.

We will need to obtain additional capital and/or debt financing in order to complete the Baja acquisition and expand operations. In order to complete the Baja acquisition, the Company will need to raise funds in excess of amounts currently available. If additional funds cannot be raised on reasonable terms when needed, the Company may not be able to complete the acquisition of the remaining 67% of the Baja operation. In the event that closing does not occur, Umami would remain a 33% stockholder in Baja. Any Umami loans remaining would remain a debt of Baja due to Umami and be repaid through future operating cash flows of Baja.

We plan to pursue sources of additional capital by issuing securities through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may also consider advance sales and/or outright sales of tuna to customers.  Since September 30, 2010, we have entered into a new line of credit with a bank for an additional $9,100,000 in financing for Croatia, obtained net proceeds of $4,300,000 million from a private investor loan and issued stock and warrants in two offerings totalling $3,275,000.  There can be no assurance that any additional financing will be available when needed on commercially reasonable terms or at all.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated.  Any additional equity financing may involve substantial dilution to our then existing stockholders.

Seasonality
As explained above, sales of tuna in the Mediterranean occur during the winter from October to March.  There are generally no sales generated during the rest of the year.  In the Pacific, due to lower water temperatures, the season is longer, starting in September and ending in April.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 4. Controls and Procedures

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2010.  Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010.

Based on this evaluation, these officers concluded that, as of September 30, 2010, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control Over Financial Reporting.” Management anticipates that our disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our president, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at September 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

There was no change in our internal control over financial reporting identified in connection with the evaluation of our internal control over financial reporting described above that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

From time to time we may be named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve us that are required to be disclosed herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing that has not been reported previously.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Removed and Reserved

None.

Item 5. Other Information

On November 15, 2010, the Company entered into a Note Purchase Agreement (the “Agreement”) with third party lenders (the “Lenders”). Pursuant to the Agreement, the Company was paid gross proceeds of $2,750,000 in exchange for promissory notes in the aggregate principal amount of $2,750,000, which notes mature on January 14, 2011 (the “Notes”).

The Notes bear interest at the rate of 6% per month; provided, however, the interest rate, on a retroactive basis, shall be increased to 12% per month for that portion of the Notes that have not been repaid by December 15, 2010. The interest rate is subject to an increase to 18% per month in the event that certain assets of the Company’s subsidiary or Baja are not pledged to the Lenders by November 30, 2010. The Notes may be accelerated if an event of default were to occur. In addition to standard events of default, events of default which would lead to the acceleration of the debt include the failure to complete the acquisition of Baja by December 6, 2010 or the failure of the Company to secure sufficient pledges of the assets of its subsidiaries or Baja prior to December 16, 2010. The Notes and any accrued interest are payable on the maturity date of the Notes. The Notes can be repaid at any time upon one day’s prior written notice to the Lenders. The Notes are secured by certain assets of the Company and Baja.

Item 6. Exhibits

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Umami Sustainable Seafood Inc.

Date: November 20, 2010	/s/ Oli Valur Steindorsson
President and
Chief Executive Officer

/s/ Daniel G. Zang
Chief Financial Officer