Form 10-Q
period 2010-12-31
Umami Sustainable Seafood Inc.
filed 2011-02-28
CIK 1368765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52401

UMAMI SUSTAINABLE SEAFOOD INC.
(Exact name of registrant as specified in its charter)

Nevada	98-06360182
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

1230 Columbia St. Suite 1110 San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	619-544-9177

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    ☐ No   ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of February 18, 2010 is 59,412,066

- i -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$423	$215
Accounts receivable, escrow agent	-	1,635
Accounts receivable, trade, net	49	64
Accounts receivable, related parties	7,048	681
Inventories	62,945	19,767
Refundable value added tax	1,773	463
Other current assets	1,175	318
Total current assets	73,413	23,143

Property and equipment, net	14,858	8,672
Farming concessions	3,000	-
Deferred income taxes	469	-
Deferred financing costs	573	-
Other assets	146	11
Total assets	$92,459	$31,826

LIABILITIES, STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Current liabilities:
Short-term borrowings and current portion of long-term debt	$25,644	$12,700
Notes payable to related parties	12,081	-
Accounts payable, trade	6,036	1,812
Accounts payable, related parties	501	257
Accrued liabilities	1,373	634
Income taxes payable	469	157
Deferred income taxes	151	135
Total current liabilities	46,255	15,695
Long term debt	4,126	-
Notes payable to related parties	8,000	-
Derivative stock warrants	1,524	697
Obligations under capital leases	22	28
Deferred income taxes	1,904	-
Total liabilities	61,831	16,420

Commitments and contingencies (Note 13)	-	-

Stockholders’ equity:
Common stock $0.001 par value, 100,000 shares authorized
59,412 and 45,261 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	59	45
Additional paid-in capital	22,629	6,308
Retained earnings	7,423	7,514
Accumulated other comprehensive income	2,999	2,401
Total Umami stockholders’ equity	33,110	16,268
Noncontrolling interests in VIE’s:
Lubin	(2,464)	(1,812)
Marpesca	(44)	-
BTH Joint Venture	26	950
Total noncontrolling interests	(2,482)	(862)
Total equity	30,628	15,406
Total liabilities, stockholders’ equity and noncontrolling interests	$92,459	$31,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Net revenue	$14,374	$4,814	$14,374	$4,814
Cost of goods sold	(11,156)	(3,661)	(11,156)	(3,661)

Gross profit	3,218	1,153	3,218	1,153

Research and development expenses	(60)	-	(123)	-
Selling, general and administrative expenses	(2,249)	(526)	(3,557)	(939)
Other operating income	282	384	299	396
Total operating expenses	(2,027)	(142)	(3,381)	(543)

Operating income (loss)	1,191	1,011	(163)	610

Loss from foreign currency transactions and remeasurements	(662)	(101)	(234)	(317)
Gain on derivative stock warrants	174	-	219	-
Income from investment in unconsolidated affiliates	765	-	601	-
Bargain purchase on business combination	1,851	-	1,851	-
Amortization of deferred financing costs	(817)	-	(817)	-
Interest expense , net	(1,324)	(254)	(1,808)	(513)
Income (loss) before provision for income taxes	1,178	656	(351)	(220)
Income tax provision	399	153	429	21
Net income (loss)	779	503	(780)	(241)
Add net losses attributable to the non-controlling interests:
Lubin	572	128	572	321
Marpesca	44	-	44	-
BTH Joint Venture	-	91	73	113
Net income (loss) attributable to Umami stockholders	$1,395	$722	$(91)	$193

Basic net income (loss) per share attributable to Umami stockholders	$0.03	$0.02	$(0.00)	$0.01
Weighted-average shares outstanding, basic	51,931	30,000	49,180	30,000

Diluted net income (loss) per share attributable to Umami stockholders	$0.03	$0.02	$(0.00)	$0.01
Weighted-average shares outstanding, diluted	52,146	30,000	49,180	30,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	December 31, 2010	December 31, 2009
Operating activities
Net loss	$(780)	$(241)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	717	576
Stock-based compensation	80	-
Deferred income tax	-	21
Gain on stock warrants	(219)	-
Gain from investment in unconsolidated affiliates	(601)	-
Interest expense accrued and added to related parties notes payable	718	-
Expenses paid by related party and added to shareholder notes payable	417	-
Amortization of deferred financing costs	293

Changes in assets and liabilities, net of effects of business combination:
Accounts receivable, trade	(1,235)	160
Accounts receivable, related parties	(6,377)	-
Inventories	(5,680)	(4,383)
Other current assets	1,086	603
Accounts payable, trade	1,707	(446)
Accrued liabilities	743
Income taxes payable	312	(462)
Short-term notes payable	44	-
Deferred income taxes	(328)	(153)

Net cash used in operating activities	(9,103)	(4,325)

Investing activities
Purchase of Baja and Oceanic	(19,109)	-
Purchase of BTH joint venture	(1,629)	-
Purchases of property and equipment	(666)	(446)
Sale of fixed assets	-	6

Net cash used in investing activities	(21,404)	(440)

Financing activities
Bank Financing	7,512	1,963
Repayments of long-term liabilities	(6)	21
Borrowings from unrelated parties	7,750	-
Repayments of borrowings	(1,773)	(735)
Borrowings from related parties, net of payments	11,726	2,312
Offering costs paid	(803)	-
Proceeds from the issuance of common stock and warrants	4,643	-
Funds released from escrow	1,635	-

Net cash provided by financing activities	30,684	3,561

Subtotal	177	(1,204)

Effect of exchange rate changes on cash held in foreign currencies	31	(85)
Cash and cash equivalents at beginning of year	215	1,421

Cash and cash equivalents at end of year	$423	$132

Non-cash financing activities
Advances from shareholders for investment in and advances to unconsolidated affiliates	$8,000	$-
Reclassification of derivative warrant liability	1,075	-
Payment by BTH to Atlantis Group, offset against shareholder loan	334	-
Issuance of common stock in connection with acquisition of Baja and Oceanic	12,050	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)

1.	Description of business

Umami Sustainable Seafood Inc. (Umami or Company) is one of the global leaders in the Northern and Pacific Bluefin Tuna industry. Umami has three direct subsidiaries, Bluefin Acquisition Group Inc. (Bluefin), Baja Aqua Farms, S.A. de C.V. (Baja),  and Oceanic Enterprises, Inc., (Oceanic) and two indirect subsidiaries, Kali Tuna d.o.o (Kali Tuna) and Thynnus d.o.o. (Thynnus). In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf (Atlantis) the majority shareholder of Umami. In March 2010, Atlantis created Bluefin, a New York based holding company and wholly owned subsidiary of Atlantis, for the purpose of holding the shares of Kali Tuna.

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

As a result of the share exchange, Lions Gate ceased to be a shell company as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended. Further, Lions Gate’s fiscal year end has been changed from February 28 to Kali Tuna’s fiscal year end, June 30. In August, 2010, Lions Gate changed its name to Umami Sustainable Seafood Inc.

Kali Tuna’s core business activity is farming and selling Bluefin Tuna. The production is seasonal as tuna is caught mostly during May and June. Bluefin Tuna has an average farming period between 1.5 years and 3.5 years. Most of Kali Tuna’s sales transactions occur during the winter months, November through February.

On November 30, 2010 the Company completed the acquisition of Baja and Oceanic as described in Note 7. The Company issued 10 million shares of common stock, valued at $12.1 million, and paid an additional $12 million of consideration. Previously, $8 million in cash was paid for the 33% purchase. Baja is incorporated in and operates in Mexico. Baja owns and operates facilities and equipment in Mexico where it farms Pacific Northern Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market. Oceanic is incorporated in and operates in the United States as the management services company for Baja.

2.	Significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Umami and its wholly-owned subsidiaries and its controlling variable interest entities (the Company or Umami) have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on October 22, 2010.  The condensed consolidated financial statements at December 31, 2010 have been derived from the audited consolidated financial statements as of June 30, 2010. All significant intercompany accounts and transactions have been eliminated.

Effective December 1, 2010, the Company changed its functional currency to the United States dollar (USD) due to changes in circumstances, the most significant being the completion of the acquisition of Baja and Oceanic. Kali Tuna’s transactions and balances have been measured in Croatian Kunas (HRK), its functional currency, and its financial statements have been translated into United States dollars (USD), which is the reporting currency of the Company. The foreign currency translation adjustment is recorded in Other Comprehensive Income. Baja’s financial statements are maintained in Mexican Pesos (MXN), and have been remeasured into USD, its functional currency. The resulting gain or loss is recorded in the Statements of Operations in loss from foreign currency transactions and remeasurements.

All amounts are stated in thousands of USD, unless indicated otherwise.

Transactions in foreign currencies are initially recorded at the exchange rates prevailing on the dates of the transactions. Assets and liabilities are translated at the spot rates at each balance sheet date. Revenue and expenses are translated at average exchange rates in effect during the period. The results of transaction and remeasurement gains and losses are reflected in the Statements of Operations in loss from foreign currency transactions and remeasurements. Equity is translated at historical rates and the resulting translation adjustments are reflected as accumulated other comprehensive income.

In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations and cashflows for the interim periods have been included. These adjustments are of a normal recurring nature. However, the reported results for the interim periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

Accounting estimates

The preparation of financial statements in conformity with US GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management exercises significant judgment in estimating the weight of the biomass and the fair value of tuna inventories, derivative stock warrant liabilities, stock based compensation, recoverability of long-lived assets, purchase accounting and utililization of deferred tax assets. Actual results may differ from those estimates.

Basis of consolidation

Kali Tuna has had relationships, through common control and various business transactions (renting of ships, buying and farming of live tuna) with two companies, Kali Tuna Trgovina d.o.o. (KTT) and MB Lubin d.o.o. (Lubin). Lubin is owned by a manager of Kali Tuna; however, it is contractually controlled by Umami.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Kali Tuna owns a 50% interest in KTT. The remaining 50% interest in KTT is owned by Bluefin Tuna Hellas S.A. (BTH). In accordance with its joint venture agreement with BTH, Kali Tuna historically sold tuna inventory to KTT at its cost, and KTT in turn sold the tuna to unrelated third parties. However, as a result of the tax contingency matter described in Note 13, Kali Tuna and BTH modified their joint venture agreement during the year ended June 30, 2009 so that the joint venture activity was conducted entirely within Kali Tuna rather than through KTT. In October, 2010 Kali Tuna terminated the BTH joint venture agreement and transferred to the Company the 50% interest in BTH joint venture owned by BTH in exchange for 1.2 million Euros ($1.6 million). The BTH termination agreement also contemplates that BTH will relinquish its 50% interest in KTT in exchange for consideration equal to the estimated value of that entity. This has not yet been completed as of December 31, 2010. The BTH share of profits or losses from the joint venture for each period has been reflected as a noncontrolling interest in these consolidated financial statements and described herein as “BTH Joint Venture”.

The Company has determined that KTT and Lubin are variable interest entities of which Kali Tuna is the primary beneficiary. These companies are therefore consolidated in Kali Tuna's financial statements. During the quarter ended December 31, 2010, the joint venture with BTH was terminated and KTT was dormant so there were no operations to report.

Baja has had relationships, through common control and various business transactions (buying live tuna) with Marpesca S.A. de C.V. (Marpesca). Marpesca is 51% owned by a manager of Baja, however it is contractually controlled by Baja. The Company has determined that Marpesca is a variable interest entity of which Baja is the primary beneficiary. Marpesca is therefore consolidated in Umami’s financial statements.

Earnings per share

Basic earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed at December 31, 2010 by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding plus any shares that would be issued upon exercise of outstanding options and warrants. For the three and six months ended December 31, 2010, warrants to purchase 7.0 million and 3.7 million, respectively, of common stock were outstanding but not included in the computation of diluted income per share because the effect would be anti-dilutive. For the three and six months ended December 31, 2009, there were no outstanding options and warrants.

The following table presents the calculation of the earnings per share:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
	(In thousands, except per share data)
Numerator: Net income (loss) attributable to Umami shareholders	$1,395	$722	$(91)	$193
Denominator: Weighted average shares outstanding (basic)	51,931	30,000	49,180	30,000
Effect of dilutive securities
Stock warrants	138	-	-	-
Stock options	77	-	-	-
Denominator for net income (loss) per share (diluted)	52,146	30,000	49,180	30,000
Net income (loss) per share (basic)	$0.03	$0.02	$(0.00)	$0.01
Net income (loss) per share (diluted)	$0.03	$0.02	$(0.00)	$0.01

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair value of financial instruments

As described below, certain of the Company’s derivative stock warrants are recorded at estimated fair value. See note 10. The carrying values of the Company‘s other financial instruments, including accounts receivable, borrowings and accounts payable approximate their fair value. The Company does not hold any financial instruments for trading purposes.

Long-lived assets

The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has identified no such impairment losses as of December 31, 2010.

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

Total comprehensive income

Total comprehensive income (loss) represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and for the Company includes changes in the cumulative foreign currency translation adjustments.

The components of comprehensive income (loss) are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$779	$503	$(780)	$(241)
Other comprehensive income (loss):
Change in translation adjustments, net of taxes of $0	(501)	(327)	598	51
Comprehensive income (loss)	$278	$176	$(182)	$(190)
Comprehensive loss attributable to non-controlling interests	616	219	689	434
Total comprehensive income attributable to Umami shareholders	894	395	507	244

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Property and equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the related assets, which generally range from 2 to 20 years, using the straight line method. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. The gain or loss arising on the disposal or retirement of an item of property and equipment is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in profit or loss.

Inventories

Inventories consist primarily of live tuna stock that Kali Tuna and Baja farm until the tuna reaches desirable market size. Management systematically monitors the size, growth and growth rate of the tuna to estimate the quantity in kilograms at each balance sheet date. Live stock inventories are stated at the lower of cost or market value using the average cost method. Inventories of fish feed are stated at the lower of cost or market, using the average cost method.

Management reviews inventory balances and purchase commitments to estimate if inventories will be sold at amounts (net of estimated selling costs) less than carrying value. If expected net realizable value is less than carrying value, the Company would adjust its inventory balances through a charge to cost of goods sold.

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

Investments in Unconsolidated Affiliates

The Company accounts for its investments in unconsolidated affiliates by the equity method. The equity method of accounting is used when the Company’s investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of the investee and when the Company holds 20% or more of the voting stock of the investee, but no more than 50%. Baja and Oceanic earnings from July 20, 2010 (date of acquisition of 33% ownership) to November 30, 2010 (date of purchase of remainder of companies described in Note 7) were included in earnings based on the 33% ownership during this period.

Accounting for Employee Stock Options

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. Determining the fair value model to use requires judgment. Determining the assumptions that enter into the model is highly subjective and also requires judgment. The significant assumptions include long-term projections regarding stock price volatility, expected term of the awards, interest rates and dividend yields. The Company uses the Black-Scholes model for estimating the fair value of stock options. Since the Company had no prior trading history expected volatility is estimated based on the historical volatility of similar companies in the same industry as the Company. The expected term of awards granted is estimated based on the simplified method as documented in SAB 107 and authorized by SAB 110 for companies that do not have sufficient data to provide for a reasonable basis for the expected term. The risk-free interest rate is estimated based upon rates for long-term U.S. Treasury securities with maturities equal to the expected term of the options. The Company does not presently pay dividends.

Derivative stock warrants

As described above, the Company’s reporting currency was the US dollar and its functional currency was the Croatian Kuna through November 30, 2010, as virtually all current operations were in Croatia. Capital raising efforts are conducted primarily in US dollars and the Company has and will continue to issue warrants to purchase common shares at prices denominated in US dollars.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Through November 30, 2010, the fact that the exercise prices of the warrants were not denominated in the functional currency required that the warrants be considered derivatives and recorded at their estimated fair value as liabilities.  As of each reporting date, the estimated fair value of the warrants that remained outstanding were re-assessed and the recorded liabilities were adjusted.  If the warrants increased in fair value, the increase was shown as an expense in the income statement and if the warrants decreased in fair value, a gain was recorded for such decrease. This procedure was used through November 30, 2010, the date of the Baja and Oceanic acquisition. Effective December 1, 2010 the Company’s functional currency became the USD and the Company reclassified the $1.1 million liability for 4.9 million of its outstanding warrants to stockholders’ equity, after first adjusting its fair value and recording a gain in the statement of operations in gain on derivative stock warrants. The remaining warrants continue to be accounted for as liabilities due to specific features within the warrant agreements. See Note 10 for further details.

Recent Accounting Pronouncements

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance was effective in the third quarter of fiscal year 2010 for Level 1 and Level 2 activities but disclosures related to Level 3 activities, will not be effective until the first quarter of fiscal year 2012. The Company has Stock warrants which are categorized as Level 3 liabilities.

In January 2010 the FASB issued guidance that revises analysis for identifying the primary beneficiary of a variable interest entity, or VIE, by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. We adopted the provisions of this guidance effective January 1, 2010, which did not have a material impact on our consolidated financial statements.

Reclassifications

Certain items in the prior year have been reclassified to conform with the December 31, 2010 presentation, with no effects on previously reported equity.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Significant concentrations

Sales of tuna to two customers in Japan accounted for approximately 97.8% of the Company's net revenue for the three and six months ended December 31, 2010, with one customer, a related party (see Note 11) accounting for 83.3% and the other for 14.5%. For the six months ended December, 2009, sales to three customers in Japan accounted for approximately 99.5% of the Company's net revenue.

4.	Inventories

Inventories are comprised as follows as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Live stock inventories:
0-30 kg.	$30,976	$7,132
30-60 kg.	26,997	8,925
60+ kg.	3,719	3,074
	61,692	19,131
Fish feed	1,253	636
Total inventories	$62,945	$19,767

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on a weighted average basis and includes all costs to acquire and to bring the inventories to their present location and condition. The inventories purchased as part of the Baja acquisition are stated at fair value which is estimated based upon the market prices that a market participant would be willing to pay for the inventory, less costs incurred up to the estimated harvest date and a reasonable profit margin on the cost incurred and the selling efforts. International regulations prohibit the sale for consumption of tuna under 30 kg.  The Company evaluates the net realizable value of its inventories on a regular basis and will record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

5.	Other current assets

The Company’s other current assets as of December 31, 2010 and June 30, 2010 were as follows:

	December 31, 2010	June 30, 2010

Refundable income taxes	$1	$16
Prepaid expenses	366	24
Prepaid interest expenses	95	-
Other receivables	294	278
Prepaid insurance	419	-
	$1,175	$318

6.	Property and equipment

The Company´s property and equipment as of December 31, 2010 and June 30, 2010 were as follows:

	December 30, 2010	June 30, 2010
Cost:
Land	$456	$431
Buildings	2,643	2,495
Vessels	11,121	8,143
Machinery and equipment	8,332	6,884
Fixtures and office equipment	226	110
Vehicles	93	-
Construction in progress	158	34
Preliminary purchase price fair market value adjustments	2,465	-
	25,494	18,097
Less accumulated depreciation:
Buildings	1,041	918
Vessels	4,499	3,982
Machinery and equipment	4,986	4,428
Fixtures and office equipment	110	97
	10,636	9,425
Property and equipment, net	$14,858	$8,672

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Acquisition of Baja and Oceanic

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

As part of the stock purchase agreement, the Company also acquired the option, exercisable by September 15, 2010, to purchase all remaining Baja shares in consideration for the issuance of a) 10,000,000 restricted shares of common stock of the Company and b) the payment in cash of $10.0 million. On September 15, 2010, the Company exercised the option and on September 27, 2010, the parties to the Agreements entered into amendments to each of the agreements requiring certain capital distributions plus an additional $2.0 million related to the amendments to be made to the selling parties on or before November 30, 2010.  On November 30, 2010, the Company consummated the acquisition of Baja.  However, instead of making the $10.0 million cash payment described above, the Company, paid $7.8 million in cash and issued zero interest promissory notes in the aggregate principal amount of $2.2 million on November 30, 2010. The notes which were unsecured were due and paid on December 10, 2010.  The $19.1 million paid for the purchase of Baja and Oceanic, as disclosed in the statement of cash flows, is comprised of the $12.0 million paid at the acquisition date plus $7.5 million of working capital advances, net of $0.4 million cash acquired.

The Company has accounted for the acquisition of Baja as a step acquisition business combination. Under business combination accounting, the assets and liabilities were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company.  The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. Under step acquisition requirements, the Company’s initial unconsolidated investment in Baja is also recorded to fair value based on the purchase price.  Due to the short period of time that elapsed between the close of the acquisition and quarter end, the entire purchase price allocation is considered preliminary.

The fair value of the shares issued as consideration was based on the weighted average of the estimated per share fair value of common shares contained within unit sales during the two months prior to the acquisition date and the weighted average price of common shares traded in the over the counter market during the two days prior to the acquisition.

The fair value of the purchase consideration was as follows:

Cash	$12,000
10 million shares of Umami stock	12,050
Fair value of previously held equity interest	8,601
Total purchase price	$32,651

The preliminary purchase price has been allocated as follows:

(in thousands)
Cash	$385
Accounts receivable	1,210
Other accounts receivable	615
Inventory	37,756
Other current assets	456
Property, plant and equipment	6,225
Farming concessions	3,000
Long-term deferred tax assets	471
Other long-term assets	118
Total assets acquired	$50,236

Accounts payable and accrued liabilities	$2,547
Accounts payable to related parties	286
Working capital advances from Umami	7,494
Short-term notes payable	3,191
Deferred tax liability	2,232
Total liabilities assumed	15,750
Net assets acquired	$34,486

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company recognized a preliminary gain on bargain purchase of $1.8 million.  The Company expects to finalize this amount on or before the filing of its June 30, 2011 financial report, but no later than one year from the acquisition date.

Transaction costs related to the acquisition of Baja and Oceanic were $0.1 million.

For the month of December 2010, Baja and Oceanic sales were $5.1 million and net loss attributable to Umami shareholders was $1.2 million.

The following table presents pro forma information for the company as if the investment in Baja and Oceanic has occurred at the beginning of each period presented:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009

Net revenue	$25,072	$9,529	$28,564	$9,582
Operating income	4,052	1,626	1,912	407
Net income (loss)	2,153	696	(988)	(872)
Net income (loss) attributable to Umami stockholders	2,675	873	(272)	(440)
Basic and diluted net income (loss) per share attributable to Umami stockholders	$0.05	$0.02	$(0.00)	$(0.01)

8.	Borrowings

The Company's borrowings (in thousands) as of December 31, 2010 and June 30, 2010 were as follows:

	Facility	Interest rate	Effective rate at December 31, 2010	December 31, 2010	June 30, 2010

Erste&Steiermaerkische bank d.d.	HRK 19,240,000	5% floating	5%	$3,449	$3,258
Erste&Steiermaerkische bank d.d.	HRK 30,000,000	5%	5%	5,378	5,080
Erste&Steiermaerkische bank d.d.	EUR 1,375,000	EURIBOR +7%	8.03%	1,820	1,675
Erste&Steiermaerkische bank d.d.	JPY 180,000,000	3M JPY LIBOR+6.5%	6.69%	2,207	2,025
Erste&Steiermaerkische bank d.d.	CHF 707,000	3M CHF LIBOR +7%	7.17%	751	649
Erste&Steiermaerkische bank d.d.	EUR 6,700,000	3 M EURIBOR +5.25%	6.28%	5,720	-
Volksbank d.d.	HRK 10,000,000	40% at HBOR + 60% at 5.9%	5.06%	1,792	-
Bancomer	MXN 40,000,000	TIEE + 4.5%	9.39%	3,237	-
Secured notes	USD 5,625,000	9%	9%	5,625	-
Secured notes	USD 2,750,000	9% per month	108%	977
Total obligations under capital leases				37	41
Less: Debt discount				(1,201)	-
Total borrowings				$29,792	$12,728
Presented in consolidated balance sheets as follows:
Short-term borrowings				25,644	12,700
Long-term debt				4,126	-
Long-term obligations under capital leases				22	28
Total borrowings				$29,792	$12,728

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Kali Tuna has a credit facility with Erste&Steiermaerkische bank. d.d. that consists of four revolving credit lines amounting to HRK 19,240,000 ($3.4 million), HRK 30,000,000 ($5.4 million), EUR 1,375,000 ($1.8 million), and JPY 180,000,000 ($2.2 million) which mature on February 15, 2011, March 15, 2011, March 1, 2011 and March 1, 2011, respectively. Subsequent to December 31, 2010 the note that matured in February is being renewed on similar terms.  Baja has a credit facility with Bankcomer of MXN 40,000,000 ($3.2 million) which matures on March 31, 2011.

Certain of Kali Tuna’s and Lubin’s fixed assets are pledged to the Croatian bank in connection with these loans. The loan from Erste&Steiermaerkische bank. d.d. for 1,375,000 EUR is collateralized by certain fixed assets of Kali Tuna. The loan from Bancomer is collateralized by certain inventory of Baja.

The Kali Tuna loan from Volksbank d.d., HRK 10,000,000 ($1.8 million), matures December 31, 2013 and is payable in quarterly installments of $0.2 million beginning March 31, 2011. The terms of the loan call for a variable interest rate based on 40% at HBOR rate plus 60% at a rate of 5.9%. The loan is collateralized by certain inventory of the business.

The loan from Erste&Steiermaerkische bank. d.d. for 707,000 CHF ($ 0.7 million) matures March 1, 2012  with interest payable monthly based on the three-month CHF LIBOR rate plus 7%. The loan is collateralized by certain Kali Tuna and Lubin’s and fixed assets.

Kali Tuna entered into an agreement on October 7, 2010 with Erste&Steiermaerkische bank d.d. providing for a 6.7 million Euros ($9.3 million) line of credit. The loan matures March 1, 2011, with interest payable monthly based on the three-month EURIBOR rate plus 5.25%.  The loan is collateralized by certain Kali Tuna and Lubin’s fixed assets and certain Kali Tuna inventory of the business.

On October 7, 2010, the Company entered into a note and warrant purchase agreement with a secured note lender.  The Company received gross proceeds of $5 million in exchange for: (i) a note payable of $2.5 million which matures on March 31, 2011, (ii) a note payable of $3.1 million which matures on March 31, 2012, and (iii) warrants to purchase 3.0 million shares of the Company's common stock. Both notes bear interest at 9% per year.  However, additional interest expense between $0.3 million and $1.5 million would become due and payable over the terms of the notes if the Company does not achieve certain EBITDA thresholds. The note also restricts repayments of the Atlantis notes payable to amounts lower than $8.0 million while the notes are outstanding. The notes are collateralized by certain assets of the Company, Kali and Baja.  In addition, the Company has pledged its shares in Bluefin, and Baja has guaranteed the Company's obligations to the lender.

The exercise prices for common stock underlying the warrants are $1.50 for 1.0 million shares and $1.00 for the remaining 2.0 million shares.  The exercise price and number of shares issuable upon exercise of the warrants are subject to anti-dilution provisions for subsequent issuances of the Company's common stock at prices below the exercise prices of the warrants.  The lender also received demand and piggy-back registration rights in connection with the shares issuable upon exercise of the warrants.  In connection with this transaction, the Company paid an advisor a fee consisting of (i) $0.5 million and (ii) warrants to purchase 0.3 million shares of the Company's common stock, at exercise prices equal to 110% of those applicable to the warrants that were issued to the lender, but otherwise on the same terms and conditions.   The lender also received a closing fee of $25 thousand and was reimbursed for costs of $0.1 million from the gross proceeds. Additional closing costs of $0.1 million were paid to the lender. The warrants related to the note have been recorded as a stock warrant liability and the fair value of $1.0 million was calculated using a Black-Scholes pricing model and was recorded as a discount to the notes payable. See Note 10 for further information on the warrants.

On November 15, 2010, the Company entered into a note purchase agreement with private party lenders. The Company received gross proceeds of $2.8 million in exchange for promissory notes in the aggregate principal amount of $2.8 million which matured on January 14, 2011.  The notes bore interest at the rate of 6% for the first 30 days and 9% for that portion of the notes that had not been repaid by December 15, 2010. The notes were totally paid off on January 14, 2011. The notes were collateralized by Bluefin Tuna inventory and the pledge of certain shares in the Company held by Atlantis.

See Note 11 for the borrowings from related parties at December 31, 2010.

Deferred financing costs of $1.4 million related to the secured notes payable were incurred and $0.8 million amortized in the three months ending December 31, 2010.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Variable interest entities

The company has determined that Kali Tuna and its affiliates provided the majority of financial support to Lubin and KTT through various sources including the purchase and sale of inventory, rental income and unsecured loans. In addition, as of December 31, 2010, Kali Tuna was a guarantor for repayment of Lubin´s note payable to Erste&Steiermaerkische bank d.d. in the amount of CHF 707,000 ($0.7 million).

Financial support provided by Kali Tuna and its affiliates to Lubin and KTT as of December 31, 2010 and June 30, 2010 and during the three and six months ended December 31, 2010 and 2009 follows:

	Lubin Three Months Ended		Lubin Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Rental income and sale of inventory	$637	$648	$993	$1,356
Purchase of inventory	-	6	-	19

	December 31, 2010	June 30, 2010

Unsecured loans	$6,955	$6,028

Selected information from the balance sheets of Lubin and KTT as of December 31, 2010 and June 30, 2010, and the results of operation for Lubin for the three and six months ended December 31, 2010 and 2009 (KTT had no activitiy during these periods):

	Lubin		KTT
	December 31, 2010	June 30, 2010	December 31, 2010	June 30, 2010

Total assets	$5,726	$5,496	$52	$51
Total liabilities	8,190	7,308	1	-
Stockholders’ equity	(2,464)	(1,812)	51	51

	Lubin Three Months Ended		Lubin Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Net sales	$632	$648	$993	$1,379
Net income (loss)	(572)	(128)	(572)	(321)

As described in Note 2, the BTH joint venture activities previously conducted through KTT were, beginning during the year ended June 30, 2009, conducted within Kali Tuna. As described in Note 12, BTH contributed livestock to the joint venture during 2009 and its 50% share in the profits generated has been reflected as a noncontrolling interest within these consolidated financial statements until the BTH Joint Venture was terminated in October, 2010. Selected balance sheet information related to these activities as of December 31, 2010 and June 30, 2010, and the results of its operations for the three and six months ended December 31, 2010 and 2009 were as follows:

	December 31, 2010	June 30, 2010

Total assets	$-	$2,354
Total liabilities	-	-
Venturers’ equity	-	2,354

	Three Months Ended		Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net sales	$-	$-	$-	$24
Net income (loss)	-	-	(146)	(218)

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The company has determined that Baja has provided the majority of financial support to Marpesca through various sources including the purchase and sale of inventory. Selected balance sheet information related to these activities as of December 31, 2010, and the results of its operations for the one month ended December 31, 2010 were as follows:

	(in thousands)
	December 31, 2010	June 30, 2010

Total assets	$908	$-
Total liabilities	995	-
Stockholders’ equity	(87)	-

	December 31, 2010	December 31, 2009
Net sales	$65	$-
Net (loss)	(87)	-

10.	Stock options and warrants

The Company does not currently have a formal stock option plan. On June 30, 2010, stock options were granted to two employees to purchase a total of 1,100,000 shares of common stock of the Company at $1.00 per share. Of these options, 183,333 vested immediately, with an additional 183,333 shares vesting on the first anniversary of the grant. An additional 366,667 shares will vest on each of the second and third anniversary dates of the grant. The options have a 5 year contractual term with 4.5 years remaining at December 31, 2010.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, and the following assumptions:

Average risk-free interest rate	1.91%
Expected dividend yield	None
Expected volatility	50%
Expected term (years)	2.5

The risk-free interest rate is estimated based upon rates for long-term U.S. Treasury securities. Since the Company has no prior trading history, expected volatility is estimated based on the historical volatility of similar companies in the same industry as the Company. The expected term of awards granted is estimated based on the simplified method as documented in SAB 107 and authorized by SAB 110 for companies that do not have sufficient data to provide for a reasonable basis for the expected term.

The intrinsic value of stock options is calculated as the amount by which the fair value of the Company’s common stock exceeds the exercise price of the option. At June 30, 2010, there was limited trading of the Company’s stock, so the fair value was estimated by reference to the 7.3 million share units sold for $1.00 each on June 30, 2010 and the 1.4 million share units sold for $1.00 each in August, 2010, as described in detail below. The fair value for each share and each warrant was estimated using a Black-Scholes pricing model. The share value was estimated to be $0.96 and the warrant value was estimated to be $0.04; thus, the exercise price of $1.00 per share is greater than the estimated fair value of $0.96 and there was zero intrinsic value at June 30, 2010. During the quarter ended December 31, 2010, 1.7 million share units were sold for $1.80 each in November, 2010, as described below. The fair value for each share and each warrant was estimated using a Black-Scholes pricing model. The fair value per share was estimated to be $1.19 and the warrant fair value was estimated to be $0.31; thus, the exercise price of $1.00 per share is less than the estimated fair value of $1.19 and the intrinsic value at December 31, 2010 is $0.2 million.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2010 has been estimated at $0.33 and the total grant-date fair value of stock options vested during the year ended December 31, 2010 has been estimated at $0.1 million. There was no tax benefit related to the stock based compensation because the Company has incurred losses in the U.S. and it is not probable that the Company would be able to use any such losses in the future. Stock-based compensation expense recognized as selling, general and administrative expenses in the consolidated statement of operations was $40 thousand and $81 thousand for the three and six months ended December 31, 2010, respectively and zero for the three and six months ended December 31, 2009. As of December 31, 2010, total unrecognized compensation expense related to stock-based compensation is $0.2 million, which is expected to be recognized over the remaining vesting period of two and one half years.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At December 31, 2010, warrants were outstanding as follows:

	Warrants (in thousands)	Exercise Price	Term
Balance at June 30, 2010	3,190	$1.00 to $2.00	3-5 years
Issued in connection with private placements of units	3,476	$1.50 to $2.00	5 years
Issued in connection with Secured Notes	3,416	$1.00 to $1.65	5 years
Balance at December 31, 2010	10,082
Weighted average exercise price	$1.56

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

For each of the above offerings, the warrants are each exercisable into one share of common stock. The warrants were recorded as derivative warrant liabilities with the offset to additional paid in capital as explained in Note 2, due to the Company's functional currency being different than the currency of the warrants. With the change to a functional currency to the US dollar in the period ending December 31, 2010, $1.1 million (4.9 million) of the warrants were revalued at November 30, 2010 and were reclassified from derivative warrant liability into additional paid in capital. Certain of the placement agent warrants were deemed to be derivative warrants due to variable terms of exercise and exercise price based on potential future stock offerings and a calculated future market value for the Company stock. These stock warrants were recorded as a stock warrant liability and were revalued at December 31, 2010 with a gain on derivative stock warrants.

As described in Note 8, on October 7, 2010, the Company entered into a note and warrant purchase agreement with a secured lender.  The exercise prices for common stock underlying the warrants are $1.50 for 1 million shares and $1.00 for the remaining 2 million shares.  The warrants are each exercisable into one share of common stock. The exercise price and number of shares issuable upon exercise of the warrants are subject to anti-dilution provisions for subsequent issuances of the Company's common stock at prices below the exercise prices of the warrants and other terms and were therefore accounted for as stock warrant liability with the offset to the long term portion of the notes payable.

The warrants are recorded at estimated fair value based on level 3 inputs. The following table summarized activity for the period (in thousands).

Balance as of June 30, 2010	$697
New warrants issued	2,121
Revaluation for fair market value	(219)
Reclassification of warrants to equity upon change of functional currency	(1,075)
Balance as of December 31, 2010	$1,524

The fair value of the warrants is estimated using the Black-Scholes valuation model with the following assumptions:

	December 31,	June 30,
	2010	2010
Exercise prices	$1.00-$1.80	$1.00-$2.00
Market price	$1.18-$1.19	$0.96
Expected dividends	-	-
Expected volatility	50%	50%
Average risk-free interest rate	1.9%	1.9%
Expected term / life (in years)	4.9	5

11.	Related parties

Related parties are those parties which have influence with the Company, directly or indirectly, either through common ownership or other relationship.  Umami has had transactions with Atlantis (as previously defined), including its wholly owned subsidiaries (“Atlantis Subsidiaries”) and Aurora Investments ehf (“Aurora”, a shareholder of Umami which is indirectly owned by Umami’s Chief Executive Officer who is also a Director).

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing transactions

During the six months ended December 31, 2010, the Company entered into a Line of Credit agreement, and an amendment to the agreement, with Atlantis (the “Atlantis Agreement”), providing for a $15 million loan facility consisting of two components: a line of credit for the amount of $9.9 million and a term loan of $5.1 million. As of December 31, 2010, the total principal balance advanced under the Atlantis Agreement was approximately $17.7 million, which was used for the purchase of the initial 33% of Baja along with the financing of Baja's and Kali Tuna's operations, and for Umami corporate expenses. Atlantis is allowed to collateralize amounts owed by a pledge of certain of the Company's inventory.  While the Company exceeded the borrowing limit on the original credit facility, the Company was not in default as Atlantis consented to exceeding up to $20 million.  Funds advanced under the facility accrue interest at the rate of 1% per month which is earned monthly. At December 31, 2010 no further amounts can be drawn under the line of credit.  Interest expense for the six months ended December 31, 2010 was $0.6 million and has been added to the outstanding loan balance.

The Atlantis Agreement must be repaid in its entirety on or by June 30, 2012. At the discretion of Atlantis, the facility may be terminated and all amounts may be declared due and payable immediately if Atlantis ceases to be a greater than 50% shareholder of the Company and Atlantis ceases to act as the Company's exclusive agent for the sale of the Company's Bluefin tuna into the Japanese market. In addition, under the terms of the facility, Atlantis has the right to cancel the facility and demand all outstanding amounts immediately due and payable in the event of a change of control of the Company. Atlantis’ rights to have the loan repaid below $8.0 million are restricted while the borrowings from the private party described in Note 8 are outstanding.  (See restructuring of financing transactions below.)

During the six months ended December 31, 2010, the Company entered into an agreement with Aurora (the “Aurora Note”), for loans totaling $2.3 million made to the Company. Funds advanced under the Aurora Note accrue interest at the rate of 1% per month and are payable monthly.  In the event the interest is not paid monthly such amounts can be deferred, however the rate of interest changes to 1.5% per month for amounts accrued but unpaid. The amounts advanced under the Aurora Notes were used for the purchase of the initial 33% of Baja along with the financing of Baja's and Kali Tuna's operations, and for Umami corporate expenses.  At December 31, 2010 no further amounts can be drawn under the Aurora Note.  Interest expense for the six months ended December 31, 2010 was $0.2 million of which $0.1 million was paid and the remainder has been added to the outstanding loan balance.  The Aurora Note is due on or before December 31, 2011.  (See restructuring of financing transactions below.)

Restructuring of financing transactions (subsequent event)

On February 10, 2011, Atlantis and Aurora agreed (with the Company’s consent) to reallocate and restructure the amounts due from Umami.  Umami has consented to the reallocation and restructuring as the terms of the resulting agreements are at least as favorable as under the individual agreements and extend the maturities of the amounts due to the benefit of Umami.

Atlantis has assigned to Aurora $8.0 million of the amounts due to them from Umami to Aurora.  All remaining amounts (including interest accrued and unpaid through final payment) due to Atlantis and Aurora will be repaid by Umami as allowed under existing bank and other debt agreements.  It is expected that the amounts due to Atlantis and Aurora, other than the $8.0 million transferred to Aurora, will be paid by June 30, 2011.

For the $8.0 million due from Umami transferred to Aurora on February 10, 2011, Aurora and Umami have agreed to finance the $8.0 million with new notes (the “$8.0 million Aurora Notes”).  The $8.0 million Aurora Notes will be due $4.0 million on or before March 31, 2012 with the remaining $4.0 million due on or before March 31, 2013.  The notes will bear interest at 1% per month, payable monthly, until March 31, 2012 at which time any outstanding balances will be assessed monthly interest of 1.25%.  Any amounts can be prepaid at any time.

Sales of Bluefin Tuna

For the six months ended December 31, 2010, an Atlantis Subsidiary has purchased a total of $16.0 million (including $4.0 million prior to the completion of the acquisition of Baja) of Bluefin Tuna from the Company’s operations.  At December 31, 2010, Atlantis Subsidiary owes $7.1 million to Umami relative to such sales.  The amounts receivable from the Atlantis Subsidiary is expected to be settled with Umami in the quarter ending March 31, 2011.

Contracts for the sale of approximately 820 metric tons of bluefin tuna to the Atlantis Subsidiary during the quarter ending March 31, 2011 have been executed.

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

For the six months ended December 31, 2010, substantially all of the Company’s sales were covered by this agreement.  Commissions totaling $0.5 million have been accrued and are included in selling, general and administrative expenses in the Statement of Operations.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Call Option Agreement

Contemporaneously with the completion of the Share Exchange, the Company entered into a call option agreement that granted the Company, until December 1, 2010, the right to purchase from Atlantis the following assets at the prices set forth below.

The patent and the U.S. ownership rights to Freshtec, a method to treat food, fish and meat to improve storage durability of the food being treated, at an option price of $2.3 million.  The patent application is pending.

Factory equipment for food processing, packaging and processing using the Freshtec method, at an option price of $1.5 million.

Farming Concession for up to 1,000 tons stocking rights for striped sea bass, yellow tail tuna and king fish with necessary farming equipment, at Todos Santos, Mexico, at an option price of $1.5 million.

The entire share capital in Havetorsk AS, Mausund, Norway, a Norwegian cod farming company, at an option price of $7.0 million.

Atlantis has agreed to extend the date for the exercise of the options of the above except the Norwegian cod farming operation until the end of March 2011.  In January the Company authorized it's management to explore the possibility of reaching an agreement with Atlantis to acquire all of the above on financing terms for the options available to be exercised.  The option for the Norwegian cod farming operation has expired.

Other

Umami had purchased certain farming assets from an Atlantis Subsidiary for $0.3 million prior to June 30, 2010.  Such amount was added to the amounts due under the Atlantis Agreement. Umami reimburses Atlantis for certain services provided to Umami as well as out of pocket expenses paid on Umami’s behalf.  For the six months ended December 31, 2010 a total of $0.4 million were billed for services and reimbursements have been added to the amounts owing under the Atlantis Agreement.

Additionally, Atlantis has provided loan guarantees and other credit support through its banking relationships and has also pledged Umami shares owned by them as collateral for the Note purchase agreement with private party lenders described in note 8.

The amounts above are included in the balance sheet and income statement as follows (in thousands):

Balance Sheet	December 31, 2010	June 30, 2010
Current Assets
Trade accounts receivable related parties	$7,048	$681

Accounts payable to related parties
Commissions payable	$501	$-

Notes payable to related parties
Due to Atlantis - principal	$17,078	$-
- accrued interest	592	-
Due to Aurora - principal	2,300	-
- accrued interest	111	-
Total	20,081	-
Included in current portion	12,081	-
Long term portion	$8,000	$-

	Three months ended		Six months ended
Income Statement	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Sales to Atlantis Subsidiary – included in net revenue	$11,977	$-	$11,977	$-
Reimbursement of costs – included in selling, general and administrative expenses	183	-	446	-
Commission expense – included in selling, general and administrative expenses	496	-	496	-
Interest expense	586	-	807	-

12.	Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against the Company’s domestic deferred tax assets.  We recorded an income tax provision of $399,000 for the second quarter of 2010 compared with $153,000 for the same quarter in 2009.  This provision is related to taxes on income generated by our Croatian and Mexican subsidiaries.  We recorded an income tax provision of $429,000 for the six months ended December 31, 2010 compared with $21,000 for the same period in 2009.  Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of the Company as of December 31, 2010 and the results of operations of the Company for the three months and six months ended December 31, 2010 and 2009. Refer to the company’s Annual Report on Form 10-K for the year ended June 30, 2010 (2010 Annual Report), including management’s discussion and analysis therein.

Prior to June 30, 2010, the Company was a shell company known as Lions Gate Lighting Corp. (Lions Gate). On June 30, 2010, Lions Gate and Atlantis Group hf (Atlantis) completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin Tuna Acquisition Group (Bluefin) in consideration for the issuance to Atlantis of 30,000,000 shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna d.o.o. (Kali Tuna), a wholly-owned subsidiary of Bluefin and indirect subsidiary of Atlantis, became the indirect wholly-owned subsidiary of the Company. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes. In August 2010, the Company changed its name to Umami Sustainable Seafood Inc. (Umami)

On July 20, 2010 we acquired 33% of Baja Aqua Farms, S.A. de C.V. (Baja) and on November 30, 2010 we acquired virtually all of the remaining shares of Baja.  We now own 99.98% of Baja.

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

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock. The following discussion should be read in conjunction with the financial statements and the related notes filed herein.

General Overview

The Company owns and operates Kali Tuna, which is an established Croatian based aquaculture operation raising Northern Bluefin Tuna in the Croatian part of the Adriatic Sea and, as of November 30, 2010, Baja Aqua Farms, which is an established Mexico based aquaculture operation raising Northern Bluefin Tuna in the Pacific Ocean in Baja California. The Company intends to become the leader in aquaculture for Northern Bluefin Tuna by acquisition and internal growth. The growth of the Company will be founded on the sustainable management of resources and economically sound practices, seeking opportunities resulting from market consolidation and scientific progress in the industry. We also intend to continue our research into closed cycle farming technology for Bluefin Tuna which has produced encouraging results.

We are a leader in long term farming of Northern Bluefin Tuna in the Mediterranean through our wholly-owned subsidiary Kali Tuna, with farming facilities located in Kali, Croatia, along with a processing plant, frozen storage and a wharf.  Kali Tuna cultivates its tuna with special reliance on technology and experience to grow the tuna for one and one-half to three and one-half years following their capture in the wild.  Kali Tuna’s operations include farming, feeding and harvesting Northern Bluefin Tuna that was caught in the Mediterranean and the Adriatic Sea.   During the past three years, Kali Tuna has been increasing its carry-over stock of tuna to increase output quantities each year.

On July 20, 2010, Umami acquired 33% of the outstanding common shares of both Baja and Oceanic Enterprises, Inc. (Oceanic) in exchange for a cash purchase price of $8 million and an option to acquire substantially all of the remaining outstanding shares of both entities owned by the sellers.  On November 30, 2010 the Company acquired all the remaining common shares of Oceanic and virtually all of the remaining common shares of Baja (the Company owns 99.98% of Baja).

Financial Statements

The financial statements include Umami and the Kali Tuna operations for all periods presented.  From July 20, 2010 (the date of the acquisition of the 33% of Baja and Oceanic) through November 30, 2010 (the date of completion of the acquisition of the remaining shares of Baja and Oceanic) the financial statements include our equity interest in the results of the operations of Baja and Oceanic.  From December 1, 2010 to December 31, 2010 and into the future, the financial statements of Umami include and will include Baja and Oceanic fully consolidated.

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

Reporting Currency and Functional Currency

Our growth strategy is to become the world leader in the Bluefin Tuna industry.  As such we are positioning the Company to be able to seek out opportunities worldwide and operate with a United States home base, with our strategy based on maximizing our returns as measured in US dollars.  Accordingly, we will be continuing to raise capital in US dollars and evolve our financial operations to maximize our returns in US dollars.  Our reporting currency is the US dollar.

We expect to seek opportunities and invest our available capital in investments that we believe will provide the greatest return in US dollars.

Kali Tuna’s functional currency is the Croatian Kuna and Baja’s functional currency is the US Dollar.

As described above, the Company’s reporting currency is the US dollar and through November 30, 2010, its functional currency was the Croatian Kuna, as virtually all operations were in Croatia. Capital raising efforts are conducted primarily in US dollars and the Company has and will continue to issue warrants to purchase common shares at prices denominated in US dollars. Primarily as a result of the acquisition of Baja, since December 1, 2010 the Company’s functional currency has become the US dollar.

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

In the Adriatic Sea there is a ban on the sale of tuna less than 30 kg to the general market.  These fish can only be sold to another tuna farm and the fair value is estimated at the cost to bring that inventory to its present location and condition.

The fair value of all other inventory is based upon the market price that an unrelated party would be willing to pay for the inventory, less estimated selling costs.

Consolidation

The Company has determined that the following companies are variable interest entities of which the Company is the primary beneficiary:

(i)	Kali Tuna Trgovina d.o.o., (KTT) which is owned 50% each by Kali Tuna and Bluefin Tuna Hellas A.E, (“BTH Joint Venture”);

(ii)	MB Lubin d.o.o. (Lubin), an entity owned by one of the Kali Tuna’s executive officers; and

(iii)	Marpesca, S.A. de C.V., a joint venture owned 49% by Baja and 51% by the Manager of Baja.

There has been no trading in KTT since January 2008 when the assets and liabilities of KTT were transferred to a joint venture between Kali Tuna and BTH in the Kali Tuna Accounts (JV in KT).  It has also been determined by the Company that this joint venture enterprise (JV in KT) was also variable interest entity.

These entities have therefore been consolidated in the Company’s financial statements.  The 50% of the BTH Joint Venture owned by Bluefin Tuna Hellas A.E. and the 51% owned by the manager of Baja have been reflected as non-controlling interest in the financial statements.  All material inter-company transactions and balances have been eliminated in the consolidation.

On September 30, 2010, the Company entered into an agreement with Bluefin Tuna Hellas S.A. to terminate the BTH joint venture arrangement in Kali Tuna and to transfer to the Company the 50% interest owned by BTH in exchange for 1.2 million Euros ($1.6 million), with payment in two installments on October 15, and October 19, 2010.

The acquisition date for the Company’s acquisition of the remaining 50% interest in the joint venture has been deemed not to have occurred until the transfer of cash in October, and the transaction therefore has been recorded during the quarter ending December 31, 2010.

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

Results of Operations

The results of operations and cash flows include Kali for all periods presented, Umami for the six months ended December 31, 2010 and Baja from December 1, 2010.  Results of Baja from July 20, 2010 through November 30, 2010 are included under the equity method.

Three and six months ended December 31, 2010 compared to three and six months ended December 31, 2009.

Sales, Cost of Sales and Gross Profit. Sales by the Company take place in the winter months, typically from October to March.  As a result there were no sales, cost of sales or gross profit in the three months ended September 30, 2010 and 2009.

Sales in the second quarter increased from $4,814,000 in the three months ended December 31, 2009 to $14,374,000 in the three months ended December 31, 2010, an increase of $9,560,000.  Of that amount $5,106,000 is related to sales by Baja in December, which has been fully consolidated.  Kali Tuna sales in the three months ending December 31, 2010 were $9,268,000, an increase of $4,454,000 (92%).

Our increase in sales was mainly due to an increase in the biomass sold of 81%.  There was also a decrease in the average selling price in Japanese Yen of 5%, which was offset by an increase in the value of the Japanese Yen to the US dollar of 7%.  The balance of the increase was due to an increase in the sales of fresh product shipped by air to the Japanese market from Croatia.

The cost of goods sold increased from $3,661,000 in the three months ended December 31, 2009 to $11,156,000 in the three months ended December 31, 2010, an increase of $7,495,000. $5,772,000 of this increase is attributable to the cost of sales of Baja which includes a loss of $1,623,000 related to storm losses in December, 2010.  Kali Tuna cost of sales increased by $1,723,000, an increase of 47% in cost of goods sold even though our sales increased 92%.

This was due to two factors:

•
A decrease in the unit cost per kilogram measured in Croatian Kuna (HRK) from 76 HRK/kg to 67 HRK/kg, a decrease of 12%.  This decrease in the unit cost was mainly due to the purchase at of 400 metric tons of tuna in March 2010 from another tuna farm in Croatia at below the current average cost of inventory in Kali Tuna.  We also maintained tight cost controls in our operations in Croatia despite an increase in the biomass on hand from 1,588 metric tons on October 1, 2009 to 2,211on October 1, 2010.

•	A decrease in value of the Kuna compared to the US dollar of 10% that decreased the costs of sales when measured in US dollars.

This resulted in a decrease in the gross profit margin in the three months ended December 31, 2010 to 22% from 24% in the three months ended December 31, 2009.  Excluding the storm loss in December, 2010, the gross profit margin in the three months ended December 31, 2010 would have been 34%.

Selling, General and Administrative Expenses. Selling, general and administrative costs increased by $2,618,000 for the six months ended December 31, 2010 compared with the corresponding period in the previous year.  In the three month period ended December 31, 2010 selling, general and administrative costs increased by $1,723,000 compared with the three months ended December 31, 2009.  This was mostly as a result of the additional cost incurred in the Umami head office and in Baja that were not part of the business in the prior year.

Umami head office and Baja costs for the three month period ending December 31, 2010 were $1,545,000 and for the six month period were $2,469,000.

Kali Tuna expenses increased by $177,000 and $149,000 in the three and six month period ended December 31, 2010 respectively, compared to the corresponding periods in the previous year.  The major reason for this increase is the 2% charge for commission on sales from Atlantis that cost $496,000 in this period.  There was a minor increase in cost in the local currency that was offset by the fall in the Kuna compared with the US dollar.

Research and Development Expenses. The Company is in the process of developing a hatchery for Bluefin tuna in the Mediterranean Sea related to its research and development efforts.  The expense in the three months and six months ended December 31, 2010 were $60,000 and $123,000 respectively, primarily related to salaries and travel to conventions for research, while similar costs were not incurred in the three months and six months ended December 31, 2009.

Foreign Currency Gains and Losses.

In the three months ended December 31, 2010 losses due to foreign currency transactions and remeasurements were $662,000 compared to $101,000 in the same period of the prior year.  The losses in Kali Tuna were $488,000, Baja $156,000 and there was a small loss of $18,000 in Umami due to payments received in Japanese Yen.

In the three months ended December, 2010, the Kuna fell by 4% against the US Dollar and 6% against the Japanese Yen, contributing to a loss in foreign currency translation adjustments of $488,000, primarily related to dollar and Yen denominated debt.

Bargain Purchase on Business Combination

During the three months ended December 31, 2010, the Company recorded a gain on bargain purchase on business combination of $1,851,000 related to the Baja and Oceanic acquisitions.  See note 7.

Gain from revaluation of derivative warrant liability.  Due primarily to the decrease in the remaining term of the warrants, the warrants fell in value and a gain of $174,000 and $219,000 was recorded for the three months and six months ended December 31, 2010 respectively.

Income/loss from investment in unconsolidated affiliates. A profit of $765,000 and $601,000 was made in the two months and six months ended November 30, 2010 respectively related to the Company’s equity investments in unconsolidated affiliates Baja and Oceanic. From December 1, 2010 the results in Baja have been fully consolidated.

Interest Expense.   Interest expense increased from $254,000 to $1,324,000 and from $513,000 to $1,808,000 for the three months and six months to December 31, 2010 respectively, reflecting an increase in bank and shareholder borrowings to acquire Baja, to fund farming operations at Kali Tuna and Baja, and for Umami corporate expenses.

Income Tax Expense. In the three months ended December 31, 2010 there was a $727,000 income tax provision for Kali and $328,000 income tax benefit for Baja.  The income tax provision for the six months ended December 31, 2010 was $429,000 which included a $65,000 tax provision for a change in the Croatian tax law that retroactively taxed imputed interest income for the year ended June 30, 2010. Umami’s, Baja’s and Lubin’s loss carryforwards have been fully offset by valuation allowances.

Net Loss Attributable to the Non-controlling Interests. The net losses attributable to the non-controlling interests in Lubin increased from $128,000 to $572,000 in the three months ended December 31, 2010. The primary cause of this was an unrealized loss on the foreign currency loan due to the reduction in value of the Kuna compared to the applicable foreign currency over the three month period.

Lubin broke even in the three months ended September 30, 2010 so that the loss for the six months ended December 31, 2010 was $572,000 compared with $321,000 in the six months to December 31, 2009.

The joint venture with BTH ended on October 1, 2010 and therefore there was neither a profit nor a loss in the three months ended December 31, 2010.

There was a loss of $44,000 in the non controlling interest in Marpesca in December 2010.

Liquidity and Capital Resources

At December 31, 2010, we reported working capital of approximately $27,158,000 compared to approximately $7,448,000 at June 30, 2010.  At December 31, 2010, we had cash and cash equivalents in the amount of $423,000.

Cash Flows

The following table summarizes our cash flows for the six months ended December 31, 2010 and 2009

	Six Months Ended December 31,
	2010	2009
Total cash provided by (used in):
Operating activities	$(9,103,000)	$(4,325,000)
Investing activities	(21,404,000)	(440,000)
Financing activities	30,684,000	3,561,000
Effects of exchange rate changes on cash balances	31,000	(85,000)
Increase (decrease) in cash and cash equivalents	$208,000	$(1,289,000)

Net cash used in operating activities for the six months ended December 31, 2010 totalled $9,103,000 compared to $4,325,000 used in operating activities for the six months ended December 31, 2009.  The change is primarily due to the increases in accounts receivable and inventory during the current period.

Cash used in investing activities for the six months ended December 31, 2010 was $21,404,000 compared to $440,000 for the six months ended December 31, 2009.  The change is due primarily to $19,109,000 invested in the purchase of Baja and Oceanic and $1,629,000 used to buy out the BTH joint venture.

Cash provided by financing activities for the six months ended December 31, 2009 totalled $30,684,000, compared to $3,561,000 for the six months ended December 31, 2009.  The change is due primarily to issuance of common stock and warrants for net proceeds of $4,643,000, issuance of debt for net proceeds of $7,750,000 from private investors, an increase in the shareholder loans from Atlantis of $11,345,000 offset by payments on loans to financial institutions of $1,773,000, and new borrowings of $7,512,000 from banks in the six months ended December 31, 2010.  This compares and net new borrowings of $1,963,000 from a bank and $4,396,000 from related parties in the six months ended December 31, 2009.

Fair market value

The fair value of live tuna stock inventories at December 31, 2010 and June 30, 2010 is estimated at $77.7 million and $26.1 million, respectively.

Sources of Liquidity

For the six months ended December 31, 2010, the Company’s most significant sources of liquidity have been cash from lines of credit with commercial banks, advances and loans made by Atlantis to the Company, the issuance of common stock for cash and debt financings.

For the second half of our fiscal year we expect to generate approximately $40.0 million cash proceeds from the harvest of Bluefin Tuna and collection of accounts receivable related to a second quarter sale.  We will be required to use proceeds to repay approximately $12.0 million of advances made to related parties, $3.5 million of debt financings and $11.0 million in bank debt.  In addition, we will need to maintain our farming operations and biomass until the next harvest season which will begin about October 1.  We expect to be able to renew the bank debt repaid to provide working capital for our farming operations.

Sales of tuna occur during the winter when the sea temperature is lowest to maximize the quality and value of the product (October to March).  There are generally no sales generated during the rest of the year.  Accordingly, the Company needs to finance its operations with available capital during the non-selling months.  We believe we will have sufficient capital to maintain and grow our remaining biomass until and through the next harvest season which will take us through the next twelve months.

However, we will need to obtain additional capital in order to expand our operations, purchase additional biomass and to catch significant quantities of bluefin tuna.  We plan to pursue sources of additional capital by issuing securities through various financing transactions or arrangements, including joint ventures of projects, debt financing, equity financing or other means. We may also consider advance sales and/or outright sales of tuna to customers.  There can be no assurance that any additional financing will be available when needed on commercially reasonable terms or at all.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated.  Any additional equity financing may involve substantial dilution to our then existing stockholders.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, results of operations, liquidity or capital expenditures.

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

(a) Evaluation of disclosure controls and procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2010.  Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2010.

Based on this evaluation, these officers concluded that, as of December 31, 2010, these disclosure controls and procedures were not effective as a result of an unremediated material weakness as described below. Management anticipates that our disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, we determined that there were control deficiencies that constituted material weaknesses.  Our material weaknesses include an:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO. During the reporting period, our management has started the remediation process.  Actions taken include the hiring of a Corporate Controller with previous public company Corporate Controller and Director of Internal Audit experience.  The Company has implemented control procedures to address the segregation of duty concerns and began issuing policy papers to state and standardize the Company’s accounting position for certain business transactions.  Finally, the Company expects to complete a new accounting system implementation on or before March 31, 2011, while continuing to evaluate the adoption of one standard system for all business units.

(b) Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting described above that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Removed and Reserved

None.

Item 5. Other Information

On July 26, 2010, the Company filed a form 8-K related to the 33% investment in Baja.  The company was unable to submit the accompanying Pro Forma financials because Baja did not historically prepare quarterly financial statements.  We expect to submit these financials on or before March 31, 2011.

On December 6, 2010, the Company filed a form 8-K disclosing its acquisition of an additional 66.98% of the remaining Baja shares.  The company was unable to submit the accompanying Pro Forma financials because Baja did not historically prepare quarterly financials statements.  We expect to submit these financials on of before March 31, 2011.

Item 6. Exhibits

4.1	Warrant dated October 7, 2010 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2010)
4.2	Warrant dated October 20, 2010 (incorporated by reference to the Company's Current Report on Form 8-K dated October 20, 2010)
4.3	Form of Warrant with private placement purchasers
4.4	$2,500,000 Senior Secured Bridge Note dated Octoer 7, 2010 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2010)
4.5	$3,125,000 Senior Secured Bridge Note dated October 7, 2010 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2010)
10.1	Note and Warrant Purchase Agreement dated October 7, 2010 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2010)
10.2	Company Pledge and Security Agreement dated October 7, 2010 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2010)
10.3	Securities Purchase Agreement dated October 20, 2010 (incorporated by reference to the Company's Current Report on Form 8-K dated October 20, 2010)
10.4	Form of Subscription Agreement with private placement purchasers
10.5	Form of Registration Rights Agreement with private placement purchasers
31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certifications of the Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Umami Sustainable Seafood Inc.

Date: February 25, 2011	/s/ Oli Valur Steindorsson
President and
Chief Executive Officer

/s/ Daniel G. Zang
Chief Financial Officer