Form 10-Q
period 2011-03-31
Umami Sustainable Seafood Inc.
filed 2011-05-17
CIK 1368765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐ No  ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of May 12, 2011 is 59,412,066.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,569	$215
Accounts receivable, escrow agent	-	1,635
Accounts receivable, trade, net	2,001	64
Accounts receivable, related parties	12,302	681
Inventories	43,027	19,767
Refundable value added tax	1,352	463
Other current assets	1,787	318
Total current assets	65,038	23,143

Property and equipment, net	15,672	8,672
Farming concessions	3,000	-
Deferred financing costs	520	-
Other assets	145	11
Total assets	$84,375	$31,826

LIABILITIES, STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Current liabilities:
Short-term borrowings and current portion of long-term debt	$23,685	$12,700
Notes payable to related parties	6,271	-
Accounts payable, trade	5,043	1,812
Accounts payable, related parties	796	257
Accrued liabilities	3,640	634
Income taxes payable	1,926	157
Deferred income taxes	-	135
Total current liabilities	41,361	15,695
Long term debt	1,112	-
Notes payable to related parties	4,000	-
Derivative stock warrants	2,288	697
Obligations under capital leases	19	28
Deferred income taxes	1,217	-
Total liabilities	49,997	16,420

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock $0.001 par value, 100,000 shares authorized
59,412 and 45,261 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	59	45
Additional paid-in capital	22,756	6,308
Retained earnings	10,231	7,514
Accumulated other comprehensive income	4,046	2,401
Total Umami stockholders’ equity	37,092	16,268
Noncontrolling interests in VIE’s:
Lubin	(2,610)	(1,812)
Marpesca	(131)	-
KTT	27	26
BTH Joint Venture	-	924
Total noncontrolling interests	(2,714)	(862)
Total equity	34,378	15,406
Total liabilities, stockholders’ equity and noncontrolling interests	$84,375	$31,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Net revenue	$42,338	$20,358	$56,712	$25,172
Cost of goods sold	(32,383)	(16,868)	(43,539)	(20,529)

Gross profit	9,955	3,490	13,173	4,643

Research and development expenses	(121)	-	(244)	-
Selling, general and administrative expenses	(3,485)	(401)	(7,042)	(1,340)
Other operating income	30	31	329	427
Total operating expenses	(3,576)	(370)	(6,957)	(913)

Operating income	6,379	3,120	6,216	3,730

Loss from foreign currency transactions and remeasurements	(500)	(1,036)	(734)	(1,353)
Gain (loss) on derivative stock warrants	(140)	-	79	-
Income from investment in unconsolidated affiliates	-	-	601	-
Bargain purchase on business combination	930	-	2,781	-
Interest expense , net	(2,264)	(280)	(4,889)	(793)
Income before provision for income taxes	4,405	1,804	4,054	1,584
Income tax provision	1,675	547	2,104	568
Net income	2,730	1,257	1,950	1,016
Add net (income) losses attributable to the non-controlling interests:
Lubin	(10)	591	562	912
Marpesca	87	-	131	-
BTH Joint Venture	-	69	73	180
KTT	1	2	1	4
Net income attributable to Umami stockholders	$2,808	$1,919	$2,717	$2,112

Basic net income per share attributable to Umami stockholders	$0.05	$0.06	$0.05	$0.07
Weighted-average shares outstanding, basic	59,412	30,000	52,541	30,000

Diluted net income per share attributable to Umami stockholders	$0.05	$0.06	$0.05	$0.07
Weighted-average shares outstanding, diluted	59,942	30,000	52,691	30,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2011	March 31, 2010
Operating activities
Net income	$1,950	$1,016
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	1,259	832
Gain on bargain purchase on business combination	(2,781)	-
Stock-based compensation	120	-
Deferred income tax	(134)	(61)
Gain on stock warrants	(79)	-
Gain from investment in unconsolidated affiliates	(601)	-
Amortization of deferred financing costs, debt discount and warrants included in interest expense	1,641

Changes in assets and liabilities, net of effects of business combination:
Accounts receivable, trade	(624)	92
Accounts receivable, related parties	(12,253)	-
Inventories	18,098	2,498
Refundable value added tax	(9)	-
Other current assets	(1,010)	(1,447)
Accounts payable, trade and accrued liabilities	3,210	(566)
Income taxes payable	1,561	49
Accounts payable to related parties	796	(3,164)

Net cash provided by (used in) operating activities	11,144	(751)

Investing activities
Purchase of Baja and Oceanic	(19,109)	-
Purchase of joint venture assets	(1,629)	-
Purchases of property and equipment	(565)	(2,274)
Sale of fixed assets	-	7

Net cash used in investing activities	(21,303)	(2,267)

Financing activities
Bank Financing	21,609	2,094
Bank repayments	(19,934)	-
Borrowings from unrelated parties	14,750	-
Repayments of borrowings	(8,750)	-
Borrowings from related parties	4,099	439
Repayments of borrowings from related parties	(5,442)	-
Offering costs paid	(1,046)	-
Proceeds from the issuance of common stock and warrants	4,641	-
Funds released from escrow	1,635	-

Net cash provided by financing activities	11,562	2,533

Subtotal	1,403	(485)

Effect of exchange rate changes on cash held in foreign currencies	2,951	143
Cash and cash equivalents at beginning of year	215	1,421

Cash and cash equivalents at end of period	$4,569	$1,079

Non-cash activities
Settlement of related party accounts	$8,884	$-
AAdvances from shareholders for investment in and advances to unconsolidated affiliates	8,000	5,000
Reclassification of derivative warrant liability	1,290	-
Payment by BTH to Atlantis Group, offset against shareholder loan	334	-
Issuance of common stock in connection with acquisition of Baja and Oceanic	12,050	-

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of business

Umami Sustainable Seafood Inc. (including its subsidiaries unless the context indicates otherwise, Umami or the Company or we) is one of the leaders in the Northern and Pacific Bluefin Tuna industry. We have three direct subsidiaries, Bluefin Acquisition Group Inc. (Bluefin), Baja Aqua Farms, S.A. de C.V. (Baja), and Oceanic Enterprises, Inc., (Oceanic) and two indirect subsidiaries, Kali Tuna d.o.o (Kali Tuna) and Thynnus d.o.o. (Thynnus). In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf (Atlantis), our majority shareholder. In March 2010, Atlantis created Bluefin, a New York based holding company and wholly owned subsidiary of Atlantis, for the purpose of holding the shares of Kali Tuna.

Prior to June 30, 2010, we were a shell company known as Lions Gate Lighting Corp. (Lions Gate).  On May 3, 2010, a share exchange agreement was entered into among Lions Gate, Kali Tuna, Bluefin and Atlantis, pursuant to which Lions Gate received from Atlantis on June 30, 2010, all of the issued and outstanding shares of Bluefin in consideration for the issuance to Atlantis of 30,000,000 shares of its common stock resulting in a change of control of Lions Gate. As a result of this transaction (the Share Exchange), Kali Tuna became the indirect wholly owned subsidiary of Lions Gate. Immediately prior to the Share Exchange, Lions Gate divested its wholly-owned subsidiary, LG Lighting Corp., in consideration for the satisfaction of debt owed to affiliated parties.

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

On November 30, 2010 we completed the acquisition of Baja and Oceanic (referred to herein as the Baja acquisition) as described in Note 7. We issued 10 million shares of common stock, valued at $12.1 million, and paid an additional $12 million of consideration. Previously, $8 million in cash was paid for the 33% purchase. Baja is incorporated in and operates in Mexico. Baja operates facilities and equipment in Mexico where it farms Pacific Northern Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market. Oceanic is incorporated in and operates in the United States as the management services company for Baja.

Kali Tuna’s and Baja’s core business activity is farming and selling Bluefin Tuna. The production is seasonal as tuna is caught mostly during May through August. Bluefin Tuna has an average farming period between .5 years and 3.5 years. Most of Kali Tuna’s and Baja’s sales transactions occur during the winter months, October through March.

2.	Significant accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Umami and its wholly owned subsidiaries and its controlling variable interest entities have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on October 22, 2010.  The condensed consolidated financial statements at March 31, 2011 have been derived from the audited consolidated financial statements as of June 30, 2010. All significant intercompany accounts and transactions have been eliminated.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Effective December 1, 2010, we changed our functional currency to the United States dollar (the USD) from the Croatian Kuna (the HRK) due to changes in circumstances, the most significant being the completion of the acquisition of Baja and Oceanic. Kali Tuna’s and Lubin’s (see below) transactions and balances have been measured in HRK, their functional currency, and their financial statements have been translated into USDs, which is the reporting currency of the Company. The foreign currency translation adjustments are recorded in accumulated other comprehensive income. Baja’s and Marpesca’s (see below) financial statements are maintained in Mexican Pesos (the MXN), and have been remeasured into USD, their functional currency. The resulting gain or loss is included in the Statements of Operations in loss from foreign currency transactions and remeasurements.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of our financial position, results of operations and cashflows for the interim periods have been included. These adjustments are of a normal recurring nature. However, the reported results for the interim period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

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

Basis of consolidation

Kali Tuna has relationships, through common control and various business transactions (renting of ships, buying and farming of live tuna) with two companies, Kali Tuna Trgovina d.o.o. (KTT) and MB Lubin d.o.o. (Lubin). Lubin is owned by a manager of Kali Tuna; however, it is contractually controlled by Kali Tuna. Kali Tuna directs Lubin as to where and when to fish for Bluefin Tuna and bait, which boats to use and sets the standards for acceptance of the fish to be purchased.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Kali Tuna owns a 50% interest in KTT. The remaining 50% interest in KTT is owned by Bluefin Tuna Hellas S.A. (BTH). In accordance with its joint venture agreement with BTH, Kali Tuna historically sold tuna inventory to KTT at its cost, and KTT in turn sold the tuna to unrelated third parties. However, as a result of the tax contingency matter described in Note 13, Kali Tuna and BTH modified their joint venture agreement during the year ended June 30, 2009 so that the joint venture activity was conducted entirely within Kali Tuna rather than through KTT. In October, 2010 Kali Tuna terminated the BTH joint venture agreement and transferred to the Company the 50% interest in BTH joint venture owned by BTH in exchange for 1.2 million Euros ($1.6 million). KTT remains dormant with no operations. The BTH share of profits or losses from the joint venture for each period has been reflected as a noncontrolling interest in these consolidated financial statements and described herein as “BTH Joint Venture”.

We have determined that KTT and Lubin are variable interest entities of which Kali Tuna is the primary beneficiary. These companies are therefore consolidated in Kali Tuna's financial statements. During the quarter ended December 31, 2010, the BTH joint venture was terminated and KTT has been dormant so there were no operations to report.

Baja has relationships, through common control and various business transactions (primarily buying live bait) with Marpesca S.A. de C.V. (Marpesca). Marpesca is 51% owned by a manager of Baja; however it is contractually controlled by Baja. Baja directs Marpesca as to where and when to fish for bait, which boat to use and sets the standards for acceptance of the fish to be purchased. Baja rents to Marpesca the boat Marpesca uses for fishing. Baja buys almost 100% of Marpesca fish output. We have determined that Marpesca is a variable interest entity of which Baja is the primary beneficiary. Marpesca is therefore consolidated in Umami’s financial statements.

Earnings per share

Basic earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed for the three and nine months ended March 31, 2011 by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding plus any shares that would be issued upon exercise of outstanding options and warrants. For the three and nine months ended March 31, 2011, warrants to purchase 6.8 million and 3.6 million, respectively, of common stock were outstanding but not included in the computation of diluted income per share because the effect would be anti-dilutive. For the three and nine months ended March 31, 2010, there were no outstanding options and warrants.

The following table presents the calculation of the earnings per share:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
	(In thousands, except per share data)
Numerator: Net income attributable to Umami shareholders	$2,808	$1,919	$2,717	$2,112
Denominator: Weighted average shares outstanding (basic)	59,412	30,000	52,541	30,000
Effect of dilutive securities
Stock warrants	530	-	150	-
Denominator for net income per share (diluted)	59,942	30,000	52,691	30,000
Net income per share (basic)	$0.05	$0.06	$0.05	$0.07
Net income per share (diluted)	$0.05	$0.06	$0.05	$0.07

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue recognition

Revenue is recognized when tuna inventory is delivered and we have transferred to the buyer the significant risks and rewards of ownership. Revenue is presented net of value added taxes collected.

Fair value of financial instruments

As described below in Note 10, our derivative stock warrants are recorded at estimated fair value. The carrying values of our other financial instruments, including accounts receivable, borrowings and accounts payable approximate their fair value due to their short-term nature. We do not hold any financial instruments for trading purposes.

Long-lived assets

We review our long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. We have identified no such impairment losses as of March 31, 2011.

Income taxes

Deferred income taxes are provided under the liability method and reflect the net tax effects of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, using the enacted tax rates expected to be in effect when those differences reverse. We establish valuation allowances when the realization of specific deferred tax assets is subject to uncertainty.

Total comprehensive income

Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and for us includes changes in the cumulative foreign currency translation adjustments.

The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(In thousands)
Net income	$2,730	$1,257	$1,950	$1,016
Other comprehensive income (loss) - Unrealized foreign currency translation gain/(loss), net of taxes of $0	1,047	(438)	1,645	(373)
Comprehensive income	3,777	819	3,595	643
Comprehensive loss attributable to non-controlling interests	78	662	767	1,096
Total comprehensive income attributable to Umami shareholders	$3,855	$1,481	$4,362	$1,739

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventories

Inventories consist primarily of live tuna stock that Kali Tuna and Baja farm until the tuna reaches desirable market size. Management systematically monitors the size, growth and growth rate of the tuna to estimate the quantity in kilograms at each balance sheet date. Live stock inventories are stated at the lower of cost, based on the average cost method, or market value. Inventories of fish feed are stated at the lower of cost, based on the average cost method, or market.

Management reviews inventory balances and purchase commitments to estimate if inventories will be sold at amounts (net of estimated selling costs) less than carrying value. If expected net realizable value is less than carrying value, we would adjust our inventory balances through a charge to cost of goods sold.

Trade accounts receivable

Trade accounts receivable represents the balance owed to us by our customers in connection with sales transactions. An allowance for uncollectible accounts is determined by management based on a review of our accounts, with consideration of historical losses, industry circumstances and general economic conditions. Accounts are charged against the allowance when all attempts to collect have failed.

Cash and cash equivalents

For purposes of the statements of cash flows, we consider all highly liquid cash investments that mature in three months or less when purchased, to be cash equivalents. Our bank deposits are generally not covered by deposit insurance.

Investments in Unconsolidated Affiliates

We account for our investments in unconsolidated affiliates by the equity method. The equity method of accounting is used when our investment in voting stock gives us the ability to exercise significant influence over operating and financial policies of the investee and when we hold 20% or more of the voting stock of the investee, but no more than 50%. Baja and Oceanic were accounted for using the equity method from July 20, 2010 (date of acquisition of 33% ownership) to November 30, 2010 (date of purchase of remaining shares, described in Note 7). Subsequent to November 30, 2010, Baja and Oceanic have been consolidated.

Accounting for Employee Stock Options

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. Determining the fair value model to use requires judgment. Determining the assumptions that enter into the model is highly subjective and also requires judgment. The significant assumptions include long-term projections regarding stock price volatility, expected term of the awards, interest rates and dividend yields. We use the Black-Scholes model for estimating the fair value of stock options. Since we have no prior trading history, expected volatility is estimated based on the historical volatility of similar companies in the same industry as we are. The expected term of awards granted is estimated based on the simplified method as documented in Staff Accounting Bulletin (SAB) 107 and SAB 110 for companies that do not have sufficient data to provide for a reasonable basis for the expected term. The forfeiture rate is estimated to be zero because there is no history of employees leaving the company and we do not expect forfeitures to occur. The risk-free interest rate is estimated based upon rates for long-term U.S. Treasury securities with maturities equal to the expected term of the options. We do not presently pay dividends.

Derivative stock warrants

As described above, our reporting currency was the USD and its functional currency was the Croatian HRK through November 30, 2010, as virtually all current operations were in Croatia. Capital raising efforts are conducted primarily in USD and we have and will continue to issue warrants to purchase common shares at prices denominated in USD.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Through November 30, 2010, the fact that the exercise prices of the warrants were not denominated in the functional currency required that the warrants be considered derivatives and recorded at their estimated fair value as liabilities.  As of each reporting date, the estimated fair value of the warrants that remained outstanding was re-assessed and the recorded liabilities were adjusted.  If the warrants increased in fair value, the increase was shown as an expense in the income statement and if the warrants decreased in fair value, a gain was recorded for such decrease. This procedure was used through November 30, 2010, the date of the Baja and Oceanic acquisition. Effective December 1, 2010 our functional currency became the USD and we reclassified the $1.3 million liability for 5.2 million of our outstanding warrants to stockholders’ equity, after first adjusting its fair value and recording a gain in the Statement of Operations in Gain on Derivative Stock Warrants. The remaining 4.9 million warrants continue to be accounted for as liabilities due to specific features within the warrant agreements. See Note 10 for further details.

Recent Accounting Pronouncements

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance was effective in the third quarter of fiscal year 2010 for Level 1 and Level 2 activities but disclosures related to Level 3 activities, will not be effective until the first quarter of fiscal year 2012. We have stock warrants which are categorized as Level 3 liabilities.

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

Reclassifications

Certain items in the prior periods have been reclassified to conform with the March 31, 2011 presentation, with no effects on previously reported equity.

3.	Significant concentrations

Sales of tuna to two customers in Japan accounted for approximately 82.6% and 82.8%, of our net revenue for the three and nine months ended March 31, 2011, respectively. One customer, a related party (see Note 11) accounted for 68.1% and the other non-related party for 14.5% for the three months ended March 31, 2011.  One customer, a related party (see Note 11) accounted for 72.0% and the other non- related party for 10.8% for the nine months ended March 31, 2011. For the three and nine months ended March 31, 2010, sales to two customers in Japan accounted for approximately 99.7% and 99.7%, respectively, of our net revenue.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Inventories

Inventories are comprised as follows as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Live stock inventories:
0-30 kg.	$21,057	$7,132
30-60 kg.	17,965	8,925
60+ kg.	2,167	3,074
	41,189	19,131
Fish feed	1,838	636
Total inventories	$43,027	$19,767

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on a weighted average basis and includes all costs to acquire and to bring the inventories to their present location and condition. The inventories purchased as part of the Baja acquisition were recorded at fair value which was estimated based upon the market prices that a market participant would be willing to pay for the inventory, less costs incurred up to the estimated harvest date and a reasonable profit margin on the cost incurred and the selling efforts. See Note 7 for further information on the Baja acquisition. International regulations prohibit the sale for consumption of Northern Atlantic Bluefin Tuna under 30 kg.  We evaluate the net realizable value of our inventories on a regular basis and will record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

5.	Other current assets

The Company’s other current assets as of March 31, 2011 and June 30, 2010 were as follows:
	March 31, 2011	June 30, 2010

Prepaid fishing expenses	$640	$-
Refundable income taxes	-	16
Prepaid expenses	667	24
Other receivables	134	278
Prepaid insurance	346	-
	$1,787	$318

6.	Property and equipment

The Company’s property and equipment as of March 31, 2011 and June 30, 2010 were as follows:
	March 31, 2011	June 30, 2010
Cost:
Land	$485	$431
Buildings	2,808	2,495
Vessels	13,749	8,143
Machinery and equipment	9,633	6,884
Fixtures and office equipment	347	110
Vehicles	235	-
Construction in progress	452	34
	27,709	18,097
Less accumulated depreciation:
Buildings	1,142	918
Vessels	5,154	3,982
Machinery and equipment	5,541	4,428
Fixtures and office equipment	142	97
Vehicles	58	-
	12,037	9,425
Property and equipment, net	$15,672	$8,672

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Acquisition of Baja and Oceanic

As of June 30, 2010, Atlantis, our principal stockholder, had advanced $4.9 million as a deposit toward the purchase price of the anticipated acquisition by Umami of Baja, a Mexican corporation and its affiliate Oceanic, a California corporation. Baja owns and operates facilities and equipment in Mexico where it farms Pacific Northern Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market.

On July 20, 2010, we entered into a stock purchase agreement with Corposa, S.A. de C.V. (Corposa), Holshyrna ehf, (Holshyrna) and certain other parties, providing for the sale from Corposa and Holshyrna of 33% of the equity of Baja and Oceanic. The agreement provided for acquisition of 33% interests in each entity for $8 million, which was funded by Atlantis and charged against our line of credit from Atlantis.

As part of the stock purchase agreement, we also acquired the option, exercisable by September 15, 2010, to purchase all remaining Baja and Oceanic shares in consideration for the issuance of a) 10,000,000 restricted shares of our common stock and b) the payment in cash of $10.0 million. On September 15, 2010, we exercised the option and on September 27, 2010, the parties to the agreements entered into amendments to each of the agreements requiring certain capital distributions plus an additional $2.0 million related to the amendments to be made to the selling parties on or before November 30, 2010.  On November 30, 2010, we consummated the acquisition of Baja and Oceanic.  However, instead of making the $10.0 million cash payment described above, we paid $7.8 million in cash and issued zero interest promissory notes in the aggregate principal amount of $2.2 million on November 30, 2010. The notes which were unsecured were due and paid on December 10, 2010.  The $19.1 million paid for the purchase of Baja and Oceanic, as disclosed in the statement of cash flows, is comprised of the $12.0 million paid at the acquisition date plus $7.5 million of working capital advances, net of $0.4 million cash acquired. The total purchase price for the acquisition of Baja and Oceanic was $32,651,000 including 10,000,000 shares of Company common stock valued at $12,050,000

We have accounted for the acquisition of Baja as a step acquisition business combination. Under business combination accounting, the assets and liabilities were recorded as of the acquisition date, at their respective fair values, and consolidated with our assets and liabilities.  The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. Under step acquisition requirements, our initial unconsolidated investment in Baja is also recorded at fair value based on the purchase price. The fair value of previously held equity was calculated based on the price for the remaining two-thirds of the company shares of Baja and Oceanic. Due to the short period of time that elapsed between the close of the acquisition and quarter end, the entire purchase price allocation is considered preliminary. During the three months ended March 31, 2011, our estimate of the net fair value of assets acquired and liabilities assumed increased by $0.9 million. Fixed assets were increased by $0.4 million.  Long-term deferred tax assets were decreased by $0.5 million by a review for the realizeability of the tax assets which determined that the tax assets would not be realizable. Deferred tax liabilities were decreased by $1.0 million due to the change in the anticipated statutory tax rate along with revisions to the fair value of the assets acquired.

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The preliminary purchase price has been allocated as follows:

(in thousands)	Quarter ended December 31, 2010	Adjustments in Quarter ended March 31, 2011		Quarter ended March 31, 2011
Cash	$385	$		$385
Accounts receivable	1,210			1,210
Other accounts receivable	615			615
Inventory	37,756			37,756
Other current assets	456		(17)	439
Property, plant and equipment	6,225		403	6,628
Farming concessions	3,000			3,000
Long-term deferred tax assets	471		(471)	-
Other long-term assets	118			118
Total assets acquired	$50,236		$(85)	$50,151

Accounts payable and accrued liabilities	$2,833	$		$2,833
Working capital advances from Umami	7,494			7,494
Short-term notes payable	3,191			3,191
Deferred tax liability	2,232		(1,015)	1,217
Total liabilities assumed	15,750		(1,015)	14,735
Net assets acquired	$34,486		$930	$35, 416

We recognized a preliminary gain on bargain purchase of $2.8 million.  We expect to finalize this amount on or before the filing of our June 30, 2011 financial report, but no later than one year from the acquisition date.

Transaction costs related to the acquisition of Baja and Oceanic were $0.1 million.

Since November 30, 2010, the date of the acquisition of Baja and Oceanic, sales were $27.8 million and net income attributable to Umami shareholders was $0.4 million.

The following table presents pro forma information for the company as if the investment in Baja and Oceanic had occurred at the beginning of each period presented:

(in thousands)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010

Net revenue	$42,338	$22,241	$70,902	$31,823
Operating income	6,379	1,617	8,291	2,204
Net income (loss)	2,730	(839)	1,743	(1,711)
Net income (loss) attributable to Umami stockholders	2,808	(177)	2,537	(617)
Basic and diluted net income (loss) per share attributable to Umami stockholders	$0.05	$(0.00)	$0.04	$(0.02)

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Borrowings

Our borrowings (in thousands) as of March 31, 2011 and June 30, 2010 were as follows:

	Facility	Interest rate	Effective rate at March 31, 2011	March 31, 2011	June 30, 2010

Erste&Steiermaerkische bank d.d.	HRK 19,240,000	5% floating	-	$-	$3,258
Erste&Steiermaerkische bank d.d.	HRK 29,240,000	5% floating	5.81%	5,572	-
Erste&Steiermaerkische bank d.d.	HRK 30,000,000	5% floating	6.24%	5,717	5,080
Erste&Steiermaerkische bank d.d.	EUR 1,375,000	EURIBOR +7%	8.07%	41	1,675
Erste&Steiermaerkische bank d.d.	JPY 180,000,000	3M LIBOR+6.5%	6.69%	2,164	2,025
Erste&Steiermaerkische bank d.d.	CHF 707,000	3M CHF LIBOR +7%	8.42%	767	649
Volksbank d.d.	HRK 10,000,000	40% at HBOR + 60% at 5.9%	5.55%	1,747	-
Bancomer	MXN 40,000,000	TIEE + 4.5%	9.34%	3,363	-
Secured notes	USD 3,125,000	9%	9%	3,125	-
Secured notes	USD 3,600,000	Nil	Nil	3,600	-

Total obligations under capital leases				36	41
Less: Debt discount				(1,316)	-
Total borrowings				$24,816	$12,728
Presented in consolidated balance sheets as follows:
Short-term borrowings				$23,685	$12,700
Long-term debt				1,112	-
Long-term obligations under capital leases				19	28
Total borrowings				$24,816	$12,728

Kali Tuna has a credit facility with Erste&Steiermaerkische bank. d.d. that consists of four revolving credit lines amounting to HRK 29,240,000 ($5.6 million), HRK 30,000,000 ($5.7 million), EUR 1,375,000 ($1.9 million) and  JPY 180,000,000 ($2.2 million) which mature on February 15, 2012, March 15, 2012, March 1, 2011and March 1, 2012, respectively. During the three months ended March 31, 2011 the previous credit lines under the credit facility were paid off in full (except for the EUR 1,375,000 line of credit which was paid off on April 18, 2011) and the new credit lines were commenced. Baja had a credit facility with Bancomer of MXN 40,000,000 ($3.4 million) which matured and was paid in full on April 1, 2011. We are in the process of renewing this credit facility.

Certain of Kali Tuna’s and Lubin’s fixed assets are pledged to the Croatian bank in connection with these loans. The loan from Bancomer was collateralized by certain inventory of Baja.

The Kali Tuna loan from Volksbank d.d., HRK 10,000,000 ($1.7 million), matures December 31, 2013 and is payable in quarterly installments of $0.2 million beginning March 31, 2011. The terms of the loan call for a variable interest rate based on 40% at HBOR rate plus 60% at a rate of 5.9%. The loan is collateralized by certain inventory of the business.

The loan from Erste&Steiermaerkische bank. d.d. for 707,000 CHF ($ 0.8 million) matures March 1, 2012  with interest payable monthly based on the three-month CHF LIBOR rate plus 7%. The loan is collateralized by certain Kali Tuna and Lubin fixed assets.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Kali Tuna entered into an agreement on October 7, 2010 with Erste&Steiermaerkische bank d.d. providing for a 6.7 million Euros ($9.3 million) line of credit. The loan matured and was paid off March 1, 2011. Interest was payable monthly based on the three-month EURIBOR rate plus 5.25%.  The loan was collateralized by certain Kali Tuna and Lubin fixed assets and certain Kali Tuna inventory.

On October 7, 2010, we entered into a note and warrant purchase agreement with a secured note lender.  We received gross proceeds of $5 million in exchange for: (i) a note payable of $2.5 million which matured and was paid off on March 31, 2011, (ii) a note payable of $3.1 million which matures on March 31, 2012, and (iii) warrants to purchase 3.0 million shares of our common stock. Both notes bear interest at 9% per year.  However, additional interest expense between $0.3 million and $1.5 million would become due and payable over the terms of the notes if we do not achieve certain EBITDA thresholds. The note also restricts repayments of the Aurora notes payable to amounts lower than $4.0 million while the $3.1 million note is outstanding. The remaining note is collateralized by certain assets of the Company and its subsidiaries.  In addition, we have pledged our shares in Bluefin, and Baja has guaranteed the Company's obligations to the lender.

The exercise prices for common stock underlying the warrants are $1.50 for 1.0 million shares and $1.00 for the remaining 2.0 million shares.  The exercise price and number of shares issuable upon exercise of the warrants are subject to anti-dilution provisions for subsequent issuances of our common stock at prices below the exercise prices of the warrants.  The exercise price is further subject to adjustment based upon the non achievement of certain EBITDA goals. The lender also received demand and piggy-back registration rights in connection with the shares issuable upon exercise of the warrants.  In connection with this transaction, we paid an advisor a fee consisting of (i) $0.5 million and (ii) warrants to purchase 0.3 million shares of our common stock, at exercise prices equal to 110% of those applicable to the warrants that were issued to the lender.   The lender also received a closing fee of $25 thousand and was reimbursed for costs of $0.1 million from the gross proceeds. Additional closing costs of $0.1 million were paid to the lender. The warrants related to the note have been recorded as a stock warrant liability and the fair value of $1.5 million was calculated using a Black-Scholes pricing model and was recorded as a discount to the notes payable. See Note 10 for further information on the warrants. The discount for the warrants, the original debt discount and the deferred financing costs totaling $3.0 million are being amortized using the effective interest method over the life of these loans and is recorded as interest expense in the Statement of Operations.

On November 15, 2010, we entered into a note purchase agreement with private party lenders. We received gross proceeds of $2.8 million in exchange for promissory notes in the aggregate principal amount of $2.8 million which matured on January 14, 2011.  The notes bore interest at the rate of 6% for the first 30 days and 9% for that portion of the notes that had not been repaid by December 15, 2010. The notes were collateralized by Bluefin Tuna inventory and the pledge of certain of our shares held by Atlantis. As compensation for its services, we issued 0.1 million warrants to purchase shares of our common stock at $1.10 per share and $ 0.1 million to a firm that acted as a placement agent. The notes were paid in full on January 14, 2011.

On February 28, 2011, we entered into a note purchase agreement with private party lenders. We received gross proceeds of $3.5 million in exchange for promissory notes in the aggregate principal amount of $3.5 million which matured on April 18, 2011.  The notes bore interest at the rate of 4.5% per month from the effective date of February 16, 2011 through repayment. The notes were collateralized by Bluefin Tuna inventory and the pledge of certain of our shares held by Atlantis. The notes were paid in full on March 16, 2011.

On March 31, 2011, we entered into a note purchase agreement with a private party lender. We received gross proceeds of $3.5 million in exchange for a promissory note in the aggregate principal amount of $3.6 million which originally matured on May 16, 2011 and was subsequently extended to May 25, 2011. The note bears no interest and is collateralized by certain accounts receivable of Baja.

See Note 11 for the borrowings from related parties at March 31, 2011.

Deferred financing costs of $3.3 million related to the secured notes payable were incurred and $0.8 million and $1.6 million amortized in the three and nine months ending March 31, 2011, respectively.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Variable interest entities

We have determined that Kali Tuna and its affiliates provided the majority of financial support to Lubin and KTT through various sources including the purchase and sale of inventory, rental income and unsecured loans. In addition, as of March 31, 2011, Kali Tuna was a guarantor for repayment of Lubin´s note payable to Erste&Steiermaerkische bank d.d. in the amount of CHF 707,000 ($0.7 million).

Financial support provided by Kali Tuna and its affiliates to Lubin and KTT as of March 31, 2011 and June 30, 2010 and during the three and nine months ended March 31, 2011 and 2010 follows:

	Lubin Three Months Ended		Lubin Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Rental income and sale of inventory	$496	$424	$1,425	$1,780
Purchase of inventory	-	-	-	34

	March 31, 2011	June 30, 2010

Unsecured loans	$6,837	$6,028

Selected information from the balance sheets of Lubin and KTT as of March 31, 2011 and June 30, 2010, and the results of operation for Lubin for the three and nine months ended March 31, 2011 and 2010 (KTT had no activitiy during these periods):

	Lubin		KTT
	March 31, 2011	June 30, 2010	March 31, 2011	June 30, 2010

Total assets	$5,839	$5,496	$54	$51
Total liabilities	8,449	7,308	-	-
Stockholders’ equity	(2,610)	(1,812)	54	51

	Lubin Three Months Ended		Lubin Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Net sales	$496	$428	$1,489	$1,806
Net income (loss)	10	(590)	(562)	(912)

As described in Note 2, the BTH joint venture activities previously conducted through KTT were, beginning during the year ended June 30, 2009, conducted within Kali Tuna. BTH contributed livestock to the joint venture during 2009 and its 50% share in the profits generated has been reflected as a noncontrolling interest within these consolidated financial statements until the BTH Joint Venture was terminated in October, 2010. Selected balance sheet information related to these activities as of March 31, 2011 and June 30, 2010, and the results of its operations for the three and nine months ended March 31, 2011 and 2010 were as follows:

	March 31, 2011	June 30, 2010

Total assets	$-	$2,354
Total liabilities	-	-
Venturers’ equity	-	2,354

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Net sales	$-	$-	$-	$24
Net income (loss)	(1)	(144)	(146)	(358)

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have determined that Baja has provided the majority of financial support to Marpesca through various sources including the purchase and sale of inventory. Selected balance sheet information related to these activities as of March 31, 2011, and the results of its operations for the three and nine months ended March 31, 2011 were as follows:

			(in thousands)
			March 31, 2011	June 30, 2010

Total assets			$915	$-
Total liabilities			1,221	-
Stockholders’ equity			(306)	-

	Three Months Ended		Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Net sales	$64	$-	$128	$-
Net income (loss)	(219)	-	(306)	-

10.	Stock options and warrants

We do not currently have a formal stock option plan. On June 30, 2010, stock options were granted to two employees to purchase a total of 1,100,000 shares of our common stock at $1.00 per share. Of these options, 183,333 vested immediately, with an additional 183,333 shares vesting on the first anniversary of the grant. An additional 366,667 shares will vest on each of the second and third anniversary dates of the grant. The options have a 5 year contractual term with 4.25 years remaining at March 31, 2011. There were no new grants of stock options during the nine months ended March 31, 2011.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, and the following assumptions:

Average risk-free interest rate	1.91%
Expected dividend yield	None
Expected volatility	50%
Expected term (years)	3.0

The risk-free interest rate is estimated based upon rates for long-term U.S. Treasury securities. Since we had no prior trading history, expected volatility is estimated based on the historical volatility of similar companies in the same industry as we are. The expected term of awards granted is estimated based on the simplified method as documented in SAB 107 and SAB 110 for companies that do not have sufficient data to provide for a reasonable basis for the expected term.

The intrinsic value of stock options is calculated as the amount by which the fair value of our common stock exceeds the exercise price of the option. At June 30, 2010, there was limited trading of the our stock, so the fair value was estimated by reference to the 7.3 million share units sold for $1.00 each on June 30, 2010 and the 1.4 million share units sold for $1.00 each in August, 2010, as described in detail below. The fair value for each share and each warrant was estimated using a Black-Scholes pricing model. The share value was estimated to be $0.96 and the warrant value was estimated to be $0.04; thus, the exercise price of $1.00 per share is greater than the estimated fair value of $0.96 and there was zero intrinsic value at June 30, 2010. During the quarter ended December 31, 2010, 1.7 million share units were sold for $1.80 each in November, 2010, as described below. The fair value for each share and each warrant was estimated using a Black-Scholes pricing model. The fair value per share was estimated to be $1.19 and the warrant fair value was estimated to be $0.31; thus, the exercise price of $1.00 per share is less than the estimated fair value of $1.19 and the intrinsic value at March 31, 2011 is $0.2 million.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The weighted-average grant-date fair value of options granted during the year ended June 30, 2010 has been estimated at $0.33 and the total grant-date fair value of stock options vested during the nine months ended March 31, 2011 has been estimated at $0.1 million. There was no tax benefit related to the stock based compensation because we have incurred losses in the U.S. and it is not probable that we would be able to use any tax benefit in the future. Stock-based compensation expense recognized as selling, general and administrative expenses in the Consolidated Statement of Operations was $39 thousand and $120 thousand for the three and nine months ended March 31, 2011, respectively and zero for the three and nine months ended March 31, 2010. As of March 31, 2011, total unrecognized compensation expense related to stock-based compensation is $0.2 million, which is expected to be recognized over the remaining vesting period of two and one half years.

At March 31, 2011, warrants were outstanding as follows:

	Warrants (in thousands)	Exercise Price	Term
Balance at June 30, 2010	3,190	$1.00 to $2.00	3-5 years
Issued in connection with private placements of units	3,476	$1.50 to $2.00	5 years
Issued in connection with Secured Notes	3,416	$1.00 to $1.65	5 years
Balance at March 31, 2011	10,082
Weighted average exercise price	$1.56

In July, 2010, we issued 1.4 million units, with each unit consisting of one share of common stock and a five-year warrant to purchase 0.2 shares of common stock at $2.00 per share. Each unit was issued for $1.00, resulting in gross proceeds of $1.4 million. As compensation for their services, we issued 0.1 million shares of stock and 0.1 million additional whole-share three-year warrants to purchase shares of its common stock at $2.00 per share to two firms who acted as placement agents for the private placement.

On October 20, 2010, we issued 1 million units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $1.80 per share. Each unit was issued for $1.50, resulting in gross proceeds of $1.5 million. The company paid $0.3 million in costs related to the offering.

From October 28, through November 18, 2010, we issued 1.7 million units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $1.80 per share. Each unit was issued for $1.50, resulting in gross proceeds of $2.5 million. As compensation for their services, we issued 0.3 million five-year warrants to purchase shares of its common stock at $1.80 per share and $0.4 million to two firms who acted as placement agents for the private placement. We paid $30 thousand in costs related to the offering.

For each of the above offerings, the warrants are each exercisable into one share of common stock. The warrants were recorded as derivative warrant liabilities with the offset to additional paid in capital as explained in Note 2, due to our functional currency being different than the currency of the warrants. With the change to a functional currency to the USD in the period ended December 31, 2010, $1.3 million (5.2 million) of the warrants were revalued at November 30, 2010 and were reclassified from derivative warrant liability into additional paid in capital. Certain of the unit warrants and placement agent warrants were deemed to be derivative warrants due to variable terms of exercise and exercise price based on potential future stock offerings and a calculated future market value for our stock. These stock warrants were recorded as a stock warrant liability and were revalued at March 31, 2011 with a loss on derivative stock warrants of $0.1 million.

As described in Note 8, on October 7, 2010, we entered into a note and warrant purchase agreement with a secured lender.  The exercise prices for common stock underlying the warrants are $1.50 for 1 million shares and $1.00 for the remaining 2 million shares.  The warrants are each exercisable into one share of common stock. The exercise price and number of shares issuable upon exercise of the warrants are subject to anti-dilution provisions for subsequent issuances of our common stock at prices below the exercise prices of the warrants and other terms and were therefore accounted for as stock warrant liability with the offset to the long term portion of the notes payable. In connection with this transaction, we paid an advisor a fee consisting of (i) $0.5 million and (ii) warrants to purchase .3 million shares of our common stock, at exercise prices equal to 110% of those applicable to the warrants that were issued to the lender.

On November 15, 2010, we entered into a note purchase agreement with private party lenders. As compensation for its services, we issued 0.1 million warrants to purchase shares of our common stock at $1.10 per share and $0.1 million to a firm that acted as a placement agent. These agent warrants and those related to the October 8, 2010 note agreement were accounted for as stock warrant liability with the offset to the long term portion of the notes.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The warrants are recorded at estimated fair value based on level 3 inputs. The following table summarized activity for the period (in thousands).

Balance as of June 30, 2010	$697
New warrants issued	2,882
Revaluation for fair market value	(1)
Reclassification of warrants to equity upon change of functional currency	(1,290)
Balance as of March 31, 2011	$2,288

The fair value of the warrants is estimated using the Black-Scholes valuation model with the following assumptions:

	March 31,	June 30,
	2011	2010
Exercise prices	$1.00-$1.80	$1.00-$2.00
Market price	$1.19	$0.96
Expected dividends	-	-
Expected volatility	50%	50%
Average risk-free interest rate	2.24%	1.90%
Expected term / life (in years)	4.5	5

11.	Related parties

Related parties are those parties which have influence with us, directly or indirectly, either through common ownership or other relationship.  We have had transactions with Atlantis (as previously defined), including its wholly owned subsidiaries (“Atlantis Subsidiaries”) and Aurora Investments ehf (“Aurora”, a shareholder of Umami which is indirectly owned by our Chief Executive Officer who is also a Director).

Financing transactions

During July and September, 2010, we entered into a Line of Credit agreement, and an amendment to the agreement, with Atlantis (the “Atlantis Agreement”), providing for a $15 million loan facility consisting of two components: a line of credit for the amount of $9.9 million and a term loan of $5.1 million. Through March 31, 2011, the amounts advanced under the Atlantis Agreement was approximately $18.6 million, which was used for the purchase of the initial 33% of Baja along with the financing of Baja's and Kali Tuna's operations, and for Umami corporate expenses. Atlantis was allowed to collateralize amounts owed by a pledge of certain of our inventory.  While we exceeded the borrowing limit on the original credit facility, we were not in default as Atlantis consented to exceeding the loan facility up to $20 million.  Funds advanced under the facility accrued interest at the rate of 1% per month which was earned monthly.  Interest expense for the nine months ended March 31, 2011 was $1.0 million and was added to the outstanding loan balance.  Cash payments of $0.5 million were made against the outstanding balance.

In July 2010, we entered into an agreement with Aurora (the “Aurora Note”), for loans totaling $2.3 million made to Umami. Funds advanced under the Aurora Note accrue interest at the rate of 1% per month and are payable monthly.  In the event the interest is not paid monthly such amounts may be deferred, however the rate of interest changes to 1.5% per month for amounts accrued but unpaid. The amounts advanced under the Aurora Notes were used for the purchase of the initial 33% of Baja along with the financing of Baja's and Kali Tuna's operations, and for Umami corporate expenses.  At March 31, 2011 no further amounts may be drawn under the Aurora Note.  Interest expense for the nine months ended March 31, 2011 was $0.3 million. For the nine months ended March 31, 2011 we had paid $1.3 million in principal and interest on the Aurora Note. The remaining balance of this Aurora Note will be settled against amounts receivable from sales of Bluefin Tuna from an Atlantis Subsidiary (see below).

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 11, 2011, Atlantis and Aurora agreed to refinance the amounts due from us.  As part of the refinancing Aurora assumed $8.0 million of the amounts due to Atlantis from us.  We consented to the refinancing as we believe that the terms of the resulting agreements are at least as favorable as under the individual agreements and extend the maturities of the amounts due to our benefit.

In connection with the refinancing, we issued new notes to Aurora (the “New Aurora Notes”).  The notes are due as follows: $4.0 million from January 31, 2012 to March 31, 2012 with the remaining $4.0 million due from January 31, 2013 to March 31, 2013.  The notes bear interest at 1% per month, payable monthly, until March 31, 2012 at which time any outstanding balances will be assessed monthly interest of 1.25%.  While the notes may be prepaid, any prepayment is subject to certain restrictions while the borrowings related to the October 7, 2010 notes are outstanding. See Note 8.

On March 15, 2011 Atlantis agreed to settle $8.9 million of the remaining outstanding balance owed on the Atlantis Agreement against a portion of the outstanding account receivable balance at that date for fish sold by us to an Atlantis subsidiary.  Additions to the loan for interest of $0.4 million for the quarter ended March 31, 2011 resulted in a note balance outstanding at March 31, 2011 of $0.9 million.  The remaining balance of the Atlantis note will be settled against amounts receivable from Sales of Bluefin Tuna from an Atlantis subsidiary (see below).

Sales of Bluefin Tuna

For the nine months ended March 31, 2011, an Atlantis subsidiary has purchased a total of $44.8 million (including $4.0 million prior to the completion of the acquisition of Baja) of Bluefin Tuna from the our operations.  At March 31, 2011, the Atlantis subsidiary owed $12.3 million to us relative to such sales. The devastation to the Japanese infrastructure and commerce caused by the earthquake, tsunami and nuclear damage, has disrupted payments related to the amounts owed to us.  From March 31, 2011 through May 11, 2011 we have received $3.9 million related to the outstanding accounts receivable.  Of the remaining amounts due the next $5.4 million received will be retained by Umami for working capital purposes.  Final collection of $3.0 million will be utilized to settle the remaining $0.9 million due under the Atlantis Agreement, $1.3 million will be utilized to settle the remaining balance of the Aurora Note and $0.8 million will be utilized to settle the commissions due under the Sales Agency agreement (see below).

While the amounts are by their original terms past due, we expect to receive all amounts owed by the Atlantis Subsidiary by the end of May 2011.  Atlantis has unconditionally guaranteed payments of all amounts due from its subsidiary.  Additionally, Aurora has agreed to exchange amounts owed to it under the New Aurora Notes for equal amounts of accounts receivable from the Atlantis Subsidiary in the event Atlantis or the Atlantis subsidiary are unable to pay the amounts due to Umami.  Accordingly, Umami would not suffer a financial loss related to the non-payment of amounts due from the Atlantis subsidiary.

Sales agency agreement

Contemporaneously with the completion of the Share Exchange, we entered into a sales agency agreement with Atlantis.  Under the terms of the agreement, Atlantis was granted the exclusive right to sell, on our behalf, all of its Northern Bluefin Tuna products into the Japanese market. We will pay to Atlantis a commission of 2% of all net sales proceeds under the agreement.  The agreement may be terminated at any time by either party upon six months prior notice. In addition, it may be terminated immediately by us if Atlantis defaults in its obligations under the agreement following a 21-day notice and cure period.

For the nine months ended March 31, 2011, substantially all of our sales were covered by this agreement.  Commissions totaling $1.0 million have been accrued and are included in selling, general and administrative expenses in the Statement of Operations.  At March 31, 2011, $0.8 million of the commissions are outstanding and will be settled against amounts receivable from sales of Bluefin Tuna from an Atlantis subsidiary (see above).

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Call Option Agreement

Contemporaneously with the completion of the Share Exchange, we entered into a call option agreement that granted us, until December 1, 2010, the right to purchase from Atlantis the following assets at the prices set forth below.

•
The patent and the U.S. ownership rights to Freshtec, a method to treat food, fish and meat to improve storage durability of the food being treated, at an option price of $2.3 million.  The patent application is pending.

•	Factory equipment for food processing, packaging and processing using the Freshtec method, at an option price of $1.5 million.

•
Farming concession for up to 1,000 tons stocking rights for striped sea bass, yellow tail tuna and king fish with necessary farming equipment, at Todos Santos, Mexico, at an option price of $1.5 million.

•	The entire share capital in Havetorsk AS, Mausund, Norway, a Norwegian cod farming company, at an option price of $7.0 million.

Atlantis extended the date for the exercise of the options of the above except the Norwegian cod farming company until the end of March, 2011.  In January we exercised the option and authorized our management to negotiate financing terms with Atlantis to acquire the above (except for the Norwegian cod farming company). The companies are still in negotiations on financing terms.  The option for the Norwegian cod farming operation has expired.

Other

We purchased certain farming assets from an Atlantis Subsidiary for $0.3 million prior to June 30, 2010.  Such amount was added to the amounts due under the Atlantis Agreement. We reimburse Atlantis for certain services provided to Umami as well as out of pocket expenses paid on our behalf.  For the nine months ended March 31, 2011 a total of $0.5 million were billed for services and reimbursements which were added to the amounts owing under the Atlantis Agreement.

Additionally, Atlantis has provided loan guarantees and other credit support through its banking relationships and has in the past pledged Umami shares owned by them as collateral for certain financing transactions with private party lenders.

The amounts above are included in the balance sheet and income statement as follows (in thousands):

Balance Sheet	March 31, 2011	June 30, 2010
Current Assets
Trade accounts receivable related parties	$12,302	$-
Other accounts receivable related parties	-	681
Total accounts receivable related parties	$12,302	$681

Accounts payable to related parties	$796	$257

Notes payable to related parties
Due to Atlantis - principal	$909	$-
Due to Aurora - principal	9,260	-
- accrued interest	102	-
Total	$10,271	$-
Included in current portion	6,271	-
Long term portion	$4,000	$-

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended		Nine months ended
Income Statement	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Sales to Atlantis Subsidiary – included in net revenue	$28,825	$-	$40,802	$-
Reimbursement of costs – included in selling, general and administrative expenses	13	-	459	-
Commission expense – included in selling, general and administrative expenses	536	-	1,033	-
Interest expense	557	-	1,364	-

12.	Income Taxes

The effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.  We recorded an income tax provision of $1.7 million for the three months ended March 31, 2011 compared with $.5 million for the three months ended March 31, 2010.  This provision is related to taxes on income generated by our Croatian and Mexican subsidiaries in the current year.  We recorded an income tax provision of $2.1 million for the nine months ended March 31, 2011 compared with $.6 million for the nine months ended March 31, 2010.  Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States.

13.	Commitments and contingencies

During June 2008, the Financial Police of Ministry of Finance of the Republic of Croatia (FP) concluded an inspection of certain of our transactions and alleged the following underpayments of taxes and related interest:

Underpayment of value added taxes for calendar year 2006 and related interest, which total approximately $1.5 million, in connection with sales of tuna inventory by us to our 50%-owned subsidiary, Kali Tuna Trgovina, at its purchase cost.

Underpayment of tax on profit for the year ended June 30, 2007 and related interest, which total approximately $0.1 million, in connection with sales of tuna inventory by us to a subsidiary of Atlantis.

Any underpayments that are ultimately upheld at the conclusion of a permitted appeal process would also be subject to liability for additional interest penalties. In addition, we could potentially be held liable for similar transactions in subsequent years; as the applicable amounts of additional taxes and interest for those periods are dependent upon assessment of our transactions by FP, such amounts cannot be reasonably estimated.  We filed an appeal to contest these allegations. The claim was dismissed by the Appellate Body of Ministry of Finance. Dismissal did not terminate the process, but has obliged the FP to repeat the performed procedure, taking into account all facts and proof being proposed and disclosed by Kali Tuna in their appeal.  In April, 2010, FP repeated the process and made the same allegations, ignoring the obligatory instructions and guidelines being imposed by the Appellate Body of Ministry of Finance. In May, 2010, we again filed an appeal to contest the (repeated) allegations. Management expects, based upon the facts and circumstances of the relevant transactions, that we should ultimately prevail and incur no material liability. Accordingly, the accompanying consolidated financial statements do not reflect any adjustments related to this contingency.

In March, 2010, Kali Tuna purchased certain assets of another Croatian tuna farming entity, consisting of farming equipment and about 400 metric tons of live Bluefin Tuna, for an aggregate cost of $3.7 million. Title was transferred and payment was made, except in relation to a liability of $0.6 million for about 70 tons out of the total live tuna quantity, because the contract states that the payment does not become due until receipt of legal documentation proving good title for this 70 tons and because this tuna is not salable by us unless this documentation is available.  The seller filed a lawsuit against Kali Tuna to reclaim the disputed 70 tons but the claim was dismissed at the last hearing on March 18, 2011. We expect written judgment to be soon served and we expect the seller, who has meanwhile initiated a bankruptcy process, to contest the judgement. We are confident that the suit is without merit and that we will prevail in this matter.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In February, 2011, Croatian Customs Authorities (CA) declared us, together with the seller discussed above, jointly liable for a tax debt totaling about $0.9 million related to the live tuna and some bait  that the seller sold to us. The tax debt consists of customs duties, value added tax and default interest which the CA allowed the seller not to pay based on the expected export of the live tuna. Since the seller instead sold the tuna locally to us, the duties, taxes and interest became payable immediately. Due to its insolvency and bankruptcy, the seller was only able to pay $0.1 million of the debt with the rest outstanding. Although we filed a complaint contesting the CA decree, we paid the $0.8 million in April, 2011 in order to avoid possible enforcement. We expect, based upon the facts and circumstances, that our appeal should ultimately prevail and the CA decree will be annulled.

14.	Subsequent events

 Grant of warrants

In conjunction with a public and investor relations service provider agreement, in April, 2011 we have granted the provider 150,000 five-year warrants to purchase our common stock for $1.50 per share.

Payoff of bank borrowing

On April 1, 2011 we paid in full the outstanding credit facility with Bancomer of MXN 40,000,000 ($3.4 million). We are in the process of renewing this credit facility.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of our financial condition as of March 31, 2011 and our results of operations for the three months and nine months ended March 31, 2011 and 2010. Refer to our Annual Report on Form 10-K for the year ended June 30, 2010 (2010 Annual Report), including management’s discussion and analysis therein.

Prior to June 30, 2010, we were a shell company known as Lions Gate Lighting Corp. (Lions Gate). On June 30, 2010, Lions Gate and Atlantis Group hf (Atlantis) completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin Tuna Acquisition Group (Bluefin) in consideration for the issuance to Atlantis of 30,000,000 shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna d.o.o. (Kali Tuna), a wholly-owned subsidiary of Bluefin and indirect subsidiary of Atlantis, became our indirect wholly-owned subsidiary. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes. In August 2010, we changed our name to Umami Sustainable Seafood Inc.

On July 20, 2010 we acquired 33% of Baja Aqua Farms, S.A. de C.V. (Baja) and Oceanic Enterprises, Inc. (Oceanic) and on November 30, 2010 we acquired virtually all of the remaining shares of Baja and all of the remaining shares of Oceanic.  We now own 99.98% of Baja and 100% of Oceanic.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, in that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of the 2010 Annual Report entitled “Risk Factors”) relating to our industry, operations and results of operations and any businesses that we may acquire, and include, without limitation:

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

General Overview

We own and operate Kali Tuna, which is an established Croatian based aquaculture operation raising Northern Bluefin Tuna in the Croatian part of the Adriatic Sea and, as of November 30, 2010, Baja Aqua Farms, which is an established Mexico based aquaculture operation raising Pacific Bluefin Tuna in the Pacific Ocean in Baja California. We are striving to become the leader in aquaculture for Bluefin Tuna by acquisition and internal growth. Our growth will be founded on the sustainable management of resources and economically sound practices, seeking opportunities resulting from market consolidation and scientific progress in the industry. We also intend to continue our research into closed cycle farming technology for Bluefin Tuna which has produced encouraging results.

We are a leader in long term farming of Northern Bluefin Tuna in the Mediterranean through our wholly owned subsidiary Kali Tuna, with farming facilities located in Kali, Croatia, along with a processing plant, frozen storage and a wharf.  Kali Tuna cultivates its tuna with special reliance on technology and experience to grow the tuna for one and one-half to three and one-half years following their capture in the wild.  Kali Tuna’s operations include farming, feeding and harvesting Northern Bluefin Tuna that was caught in the Mediterranean and the Adriatic Sea.   During the past three years, Kali Tuna has been increasing its carry-over stock of tuna to increase output quantities each year.

On July 20, 2010, we acquired 33% of the outstanding common shares of both Baja and Oceanic in exchange for a cash purchase price of $8 million and an option to acquire substantially all of the remaining outstanding shares of both entities owned by the sellers.  On November 30, 2010 we acquired all the remaining common shares of Oceanic and virtually all of the remaining common shares of Baja (we own 99.98% of Baja).

Financial Statements

The financial statements include Umami and the Kali Tuna operations for all periods presented.  From July 20, 2010 (the date of the acquisition of the 33% of Baja and Oceanic) through November 30, 2010 (the date of completion of the acquisition of the remaining shares of Oceanic and virtually all of the remaining common shares of Baja) the financial statements include our equity interest in the results of the operations of Baja and Oceanic.  From December 1, 2010 to March 31, 2011 and into the future, the financial statements of Umami include and will include Baja and Oceanic fully consolidated.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

As described above, our reporting currency is the US dollar and through November 30, 2010, our functional currency was the Croatian Kuna, as virtually all operations were in Croatia. Capital raising efforts are conducted primarily in US dollars and we have and will continue to issue warrants to purchase common shares at prices denominated in US dollars. Primarily as a result of the acquisition of Baja, since December 1, 2010 our functional currency has become the US dollar.

Inventories

Inventories are stated at the lower of cost or net realizable value.

Cost is calculated on a weighted average basis and includes all costs to acquire and to bring the inventories to their present location and condition. We evaluate the net realizable value of our inventories on a regular basis and record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

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

Consolidation

We have determined that the following companies are variable interest entities of which we are the primary beneficiary:

(i)	Kali Tuna Trgovina d.o.o., (KTT) which is owned 50% each by Kali Tuna and Bluefin Tuna Hellas A.E, (“BTH Joint Venture”);

(ii)	MB Lubin d.o.o. (Lubin), an entity owned by one of the Kali Tuna’s executive officers; and

(iii)	Marpesca, S.A. de C.V., a joint venture owned 49% by Baja and 51% by the Manager of Baja.

There has been no trading in KTT since January 2008 when the assets and liabilities of KTT were transferred to a joint venture between Kali Tuna and BTH in the Kali Tuna Accounts (JV in KT).  We  have also determined that this joint venture enterprise (JV in KT) was a variable interest entity.

These entities have therefore been consolidated in our financial statements.  The 50% of the BTH Joint Venture owned by Bluefin Tuna Hellas A.E. and the 51% owned by the manager of Baja have been reflected as non-controlling interest in the financial statements.  All material inter-company transactions and balances have been eliminated in the consolidation.

On September 30, 2010, we entered into an agreement with Bluefin Tuna Hellas S.A. to terminate the BTH joint venture arrangement in Kali Tuna and to transfer to us the 50% interest owned by BTH in exchange for 1.2 million Euros ($1.6 million), with payment in two installments on October 15, and October 19, 2010.

The acquisition date for our acquisition of the remaining 50% interest in the joint venture was deemed not to have occurred until the transfer of cash in October, and the transaction therefore was recorded during the quarter ended December 31, 2010.

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

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer, including factors such as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectability is probable. We recognize sales when our tuna inventory is shipped, title has passed to the customers and collectability is reasonably assured.

Results of Operations

The results of operations and cash flows include Kali for all periods presented, Umami for the nine months ended March 31, 2011 and Baja and Oceanic from December 1, 2010.  Results of Baja and Oceanic from July 20, 2010 through November 30, 2010 are included under the equity method.

Three and nine months ended March 31, 2011 compared to three and nine months ended March 31, 2010.

Sales, Cost of Sales and Gross Profit. Our sales take place in the winter months, typically from October to March.

Sales were $42.3 million for the three months ended March 31, 2011, an increase of $22.0 million or 108% over the three months ended March 31, 2010.  The increase is primarily due to the consolidation of the Baja operations for the entire quarter in the current three months.  The Baja operations had $22.7 million in sales in the quarter.

Sales were $56.7 million for the nine months ended March 31, 2011, an increase of $31.5 million or 125% over the nine months ended March 31, 2010.  The increase was primarily due to the consolidation of Baja operations in the consolidated results since December, 2010.  The Baja operations had $27.9 million in sales for the period from December 1, 2010 to March 31, 2011.  The period ended March 31, 2011 also represents our peak harvest season so revenues also benefit from seasonality.

Cost of sales were $32.4 million for the three months ended March 31, 2011.  This is $15.5 million, or 92% higher, than the same period for fiscal 2010.  The cost of sales increased by $20.1 million primarily as a result of the consolidation of the Baja operations.  Included in the cost of sales for Baja is a $7.8 million (18% of total sales) fair value adjustment representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs.  We expect the value of the future inventory that is caught and grown at the Baja operation to be more in line with its historical cost and, accordingly, we would expect our cost of sales as a percentage of revenue to be approximately 60% once we have sold the inventory that was acquired.

For the nine months ended March 31, 2011, cost of sales were $43.5 million compared to $20.5 million for the nine months ended March 31, 2010.  The increase of $23.0 million is due to higher sales volume resulting from the acquisition of Baja.  Included in the cost of sales for Baja is a $10.3 million (18% of total sales) fair value adjustment representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs.  We expect the value of the future inventory that is caught and grown at the Baja operation to be more in line with its historical cost and, accordingly, we would expect our cost of sales as a percentage of revenue to be approximately 60% once we have sold the inventory that was acquired.  As of March 31, 2011, $4.0 million of fair value adjustment remains on Umami’s balance sheet.  This cost will be recognized as a cost of sales over the next twelve months.

Gross profit for the three months ended March 31, 2011 was $10.0 million, or 24%, of sales compared to $3.5 million, or 17% of sales, for the three months ended March 31, 2010.  The margin percentage increase is the result of improved sales prices for our product in the market place along with a stronger Japanese yen.  Higher sales from the inclusion of Baja in the current results improved the gross profit amount.  As discussed above, fair value adjustments recorded in connection with the Baja acquisition increased the cost of sales to a higher amount than we expect to record for costs associated with our catching and farming future biomass in an amount of approximately 18% of sales.  Excluding the adjustment to cost of sales for the fair value assessment of Baja’s inventory, Umami’s gross margin would have exceeded 40%.  Based on our expectation of future sales prices and costs, we would expect our gross margins to be 40% or better in the future once all remaining acquired inventory has been sold.

For the nine months ended March 31, 2011, gross profit was $13.2 million, or 23% of sales, compared to $4.6 million, or 18%, for the corresponding period in 2010.  Gross profit increased as result of improved business conditions for our products in Japan.  Additionally since most of our sales are in yen, the appreciation of the yen against the dollar has improved the gross margin.  As discussed above, fair value adjustments recorded in connection with the Baja acquisition increased the cost of sales to a higher amount than we expect to record for costs associated with our catching and farming future biomass in an amount of approximately 18% of sales.  Excluding this adjustment to cost of sales, Umami’s gross margin for the nine months ended March 31, 2011 would have exceeded 40%. Based on our expectation of future sales prices and costs we would expect our gross margins to be 40% or better in the future once all remaining acquired inventory has been sold.

Gross profit increased from $4.6 million in the nine months ended March 31, 2010 to $13.2 million in the nine months ended March 31, 2011, an increase of $8.5 million.  $2.0 million of this increase was due to the inclusion of Baja and the balance ($6.5 million) due to the improvement in gross margins at Kali Tuna.

We present non-GAAP gross profit measures and non-GAAP net income attributable to Umami shareholders in the following tables.  Management believes these non-GAAP measures help indicate our performance before the fair value purchase price adjustments to the Baja inventory that are considered by management to be representative of our on-going operating results. Once the adjustments related to the fair value of the Baja inventory due to the purchase price adjustment have been fully recognized in cost of sales in the future, these non-GAAP adjustments to cost of sales and the resulting non-GAAP measures will no longer be applicable.

The following non-GAAP table is a summary of our costs and margins showing our gross margin and the effect of the purchase price adjustment:

	3 Months ended	9 Months ended
	March 31, 2011	March 31, 2011

Net Revenue	$42,338	$56,712
Cost of Goods Sold	(32,383)	(43,539)

Gross Profit	$9,955	$13,173

Gross Profit %	24%	23%

Add back: Estimated Cost of Goods Sold in excess of catch and farming costs	$7,751	$10,311

Estimated non-GAAP gross profit based on catch and farming costs	$17,706	$23,484

Estimated non-GAAP gross profit % based on catch and farming costs	42%	41%

The following table is a summary of non-GAAP net income attributable to Umami shareholders adjusted for the effect the purchase price adjustment and the bargain purchase on business combination had on the net income attributable to Umami shareholders:

	3 Months ended March 31, 2011	9 Months ended March 31, 2011
Net income attributable to Umami Shareholders	$2,808	$2,717
Plus estimated cost of goods sold in excess of catch and farming costs	7,751	10,311
Eliminate Bargain purchase on business combination	(930)	(2,781)
Estimated non-GAAP net income attributable to Umami shareholders using estimated catch and farming costs and eliminating gain on bargain purchase on business combination	$9,629	$10,247

Research and Development Expenses. The Company is in the process of developing a hatchery for Bluefin tuna in the Mediterranean Sea related to its research and development efforts.  The expense in the three months and nine months ended March 31, 2011 were $0.1 million and $0.2 million respectively, primarily related to salaries and travel to conventions for research, while similar costs were not incurred in the three months and nine months ended March 31, 2010.

Selling, General and Administrative Expenses. In the three month period ended March 31, 2011, selling, general and administrative costs increased by $3.1 million compared with the three months ended March 31, 2010.  This was mostly as a result of the additional costs for sales commissions, salaries, consultants, legal and audit fees, and travel expenses incurred in the Umami head office and in Baja that were not part of the business in the prior year.

Selling, general and administrative costs increased by $5.7 million for the nine months ended March 31, 2011 compared with the corresponding period in the previous year.

Umami head office, Baja and Oceanic costs for the three month period ending March 31, 2011 were $3.2 million and for the nine month period were $5.8 million.

Kali Tuna expenses decreased by $0.1 million in the three month periods ended March 31, 2011 compared to the corresponding period in the previous year.  The major reason for this decrease was the reversal of an accrual for a 2% charge for commission on sales from Atlantis that was recorded at the Umami head office instead.  Kali Tuna expenses increased by $0.2 million in the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 mainly due to the strengthening of the HRK compared with the USD.

Loss from Foreign Currency Transactions and Remeasurements. In the three months ended March 31, 2011, losses due to foreign currency transactions and remeasurements were $0.5 million compared to $1.0 million in the same period of the prior year.  The losses in Kali Tuna were $0.3 million, and in Baja were $0.3 million, and there was a $0.1 million gain in Umami due to the effect of offsetting some Atlantis loans with Kali Tuna accounts receivable from Atlantis.

In the nine months ended March 31, 2011, losses due to foreign currency transactions and remeasurements were $0.7 million compared to $1.4 million in the same period of the prior year. The decrease in the losses was due to a $1.0 million improvement in Kali Tuna losses from the prior period due primarily to fewer loans subject to foreign currency fluctuation and a $0.1 million gain at Umami. This was offset by the addition of $0.4 million in remeasurement losses related to Baja.

Gain (loss) from Revaluation of Derivative Warrant Liability.  Due primarily to the increase in the share price used to calculate the fair value of the warrants, the warrants were increased in value by $0.1 million in the three months ended March 31, 2011 but declined $0.1 million in the nine months ended March 31, 2011, respectively.

Income from Investment in Unconsolidated Affiliates. A profit of $0.6 million was made in the four months ended November 30, 2010 related to our equity investments in unconsolidated affiliates Baja and Oceanic. From December 1, 2010, the results in Baja and Oceanic have been fully consolidated.

Bargain Purchase on Business Combination.  During the three months ended March 31, 2011, we recorded a gain on bargain purchase on business combination of $0.9 million related to the Baja and Oceanic acquisitions which resulted from adjustments to our estimates of our preliminary allocations of the purchase price. The gain was $2.8 million during the nine months ended March 31, 2011, including revised estimates.  See note 7 to our financial statements.

Interest Expense, net.   Interest expense increased from $0.3 million to $2.3 million and from $.8 million to $4.9 million for the three months and nine months ended March 31, 2011 respectively, reflecting an increase in bank, private investor and shareholder borrowings to acquire Baja, to fund farming operations at Kali Tuna and Baja, and for Umami head office expenses.

Income Tax Provision. In the three months ended March 31, 2011, there was a $1.4 million income tax provision for Kali Tuna and a $0.3 million income tax provision for Baja compared to a tax provision for Kali Tuna of $0.5 million in the three months ended March 31, 2010.   The Kali Tuna tax provision increased due to the increase in net income before taxes compared to the prior year. The income tax provision for the nine months ended March 31, 2011 was $2.1 million compared to $0.6 million in the prior year, also due primarily to the higher profits in Kali Tuna. Umami’s, Baja’s and Lubin’s loss carryforwards have been fully offset by valuation allowances.

Net (Income) Losses Attributable to the Non-controlling Interests. In the three months ended March 31, 2011, the losses in Lubin were offset by an unrealized gain in foreign currency loans from Kali Tuna which resulted in a small profit in the non-controlling interest.  In the corresponding three month period of the prior year, the loss in the non-controlling interest in Lubin was $0.6 million.

For the nine months ended March 31, 2011, the loss in Lubin was $0.6 million compared with $0.9 million in the nine months ended March 31, 2010 primarily due to unrealized losses in foreign currency.

There was a loss of $0.1 million in the non controlling interest in Marpesca in the three months and nine months ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2011, we had working capital of approximately $23.7 million compared to approximately $7.4 million at June 30, 2010.  At March 31, 2011, we had cash and cash equivalents in the amount of $4.6 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended March 31, 2011 and 2010:

	Nine Months Ended March 31,
	2011	2010
Total cash provided by (used in):
Operating activities	$11,144	$(751)
Investing activities	(21,303)	(2,267)
Financing activities	11,562	2,533
Effects of exchange rate changes on cash balances	2,951	143
Increase (decrease) in cash and cash equivalents	$4,354	$(342)

Net cash provided by operating activities for the nine months ended March 31, 2011 totaled $11.1 million compared to $0.8 million used in operating activities for the nine months ended March 31, 2010.  The change is primarily due to the decreases in inventory, accounts payable, trade and accrued liabilities and income tax payable offset by the increases in accounts receivable trade and related parties and other current assets during the current period.

Cash used in investing activities for the nine months ended March 31, 2011 was $21.3 million compared to $2.3 million for the nine months ended March 31, 2010.  The change is due primarily to $19.1 million invested in the purchase of Baja and Oceanic and $1.6 million used to buy out the BTH joint venture.

Cash provided by financing activities for the nine months ended March 31, 2011 totaled $11.6 million, compared to $2.5 million for the nine months ended March 31, 2010.  The change is due primarily to issuance of common stock and warrants for net proceeds of $4.6 million, issuance of debt for net proceeds of $36.4 from private investors and banks, an increase in the loans from Atlantis and Aurora of $4.1 million, offset by payments on loans to banks and private investors of $28.7 million.  This compares with net new borrowings of $2.1 million from a bank and $0.4 million from related parties in the nine months ended March 31, 2010.

Fair market value

The fair value of live tuna stock inventories at March 31, 2011 and June 30, 2010 is estimated at $50.4 million and $26.1 million, respectively.

Sources of Liquidity

For the nine months ended March 31, 2011, the Company’s most significant sources of liquidity have been proceeds from the sale of bluefin tuna, cash from lines of credit with commercial banks, advances and loans made by related parties to the Company, the issuance of common stock for cash and debt financings.  Significant uses of liquidity include funding of our operations, the acquisition of Baja, repayment of amounts advanced by related parties and repayment of bank and other debt.

Currently we are experiencing liquidity problems that began and were in part caused by the earthquake and tsunami in Japan in March 2011.  This resulted in a disruption of certain government functions and a delay in the processing of import documentation related to the import of tuna into Japan.  As of May 12, 2011, we have outstanding accounts receivable totaling $7.0 million, of which $5.5 million are past due.  These amounts are due from customers of related parties that suffered considerable damage as a result of the earthquake and are slow in paying the amounts due.  Based on discussions with these customers, we expect to collect in full the amounts due in the next few weeks. For the remaining $1.5 million receivable, we have completed delivery of the necessary documents and expect to receive the amounts due prior to May 31, 2011.

We are in process of finalizing two loans based on our operations in Croatia.  We expect one loan for $4.0 million to be funded in the next two weeks.  Also, in the next two weeks, we expect a line of credit for up to $16.0 million to be available to fund our farming operations.  The funds related to these loans can be drawn to fund operating costs during the period between harvests and, for the most part, require repayment at harvest.

On April 1, 2011 we repaid a loan totaling $3.4 million that was due related to our Mexico operation.  This loan has been re-approved and is currently in process of documentation.  We expect this loan to fund in the next week.

We have funded certain shortfalls in liquidity with short term bridge loans totaling $4.1 million of which $3.6 million will be required to be repaid or extended by May 25, 2011 and the other $0.5 million will need to be repaid in the next two weeks.

Finally, we have received and approved a term sheet for a working capital loan of up to $15 million from related parties that we expect to be available to us in the next two weeks.  The working capital loan will require a settlement of $4.0 million of certain existing related party loans.  This will result in our receiving approximately $11.0 in new capital.

Sales of tuna typically occur during the winter (October to March) when the sea temperature is lowest, which maximizes the quality and value of the product.  Unless there is an immediate need for liquidity, we generally do not harvest our fish during the rest of the year.  Accordingly, we need to finance our operations with available and new capital during the non-selling months.  Assuming completion of the proposed financing transactions described above, we believe we will have sufficient capital, or can supplement our capital with additional financing transactions to maintain and grow our remaining biomass until and through the next harvest season and we believe that we will have sufficient liquidity to fund our operations through at least the next twelve months.  In the event that we have insufficient funds to last us through the next twelve months as a result of our inability to complete one or more of the financings or otherwise, we may raise cash by harvesting and selling or pre-selling some of our biomass inventory.

We will, however, need to obtain additional capital in order to expand our operations, purchase additional biomass and to catch significant quantities of Bluefin Tuna.  We plan to pursue sources of additional capital by issuing securities through various financing transactions or arrangements, including joint ventures of projects, debt financing, equity financing or other means. We may also consider additional advance sales and/or outright sales of tuna to customers.  There can be no assurance that any additional financing will be available when needed on commercially reasonable terms or at all.  The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated.  Any additional equity financing may involve substantial dilution to our then existing stockholders.

Risk management

We are exposed to financial risks arising from changes in tuna prices. We do not anticipate that tuna prices will decline significantly in the foreseeable future and, therefore, we have not entered into derivative or other contracts to manage the risk of a decline in tuna prices. We review our outlook for tuna prices regularly in considering the need for active financial risk management. We sell tuna under agreements denominated in Japanese Yen so we are exposed to fluctuations in the value of the Yen.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

(a) Evaluation of disclosure controls and procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our president (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2011.  Our president and our chief financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.

Based on this evaluation, these officers concluded that, as of March 31, 2011, these disclosure controls and procedures were not effective as a result of an unremediated material weakness as described below. Management anticipates that our disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2011, management determined that there were control deficiencies that constituted material weaknesses.  Our material weaknesses include:

(1)	An inadequate segregation of duties which causes inadequate secondary reviews and effective risk assessment;

(2)
insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission; and

(3)	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO. During the reporting period, our management has continued the remediation process.  Actions taken include the hiring of a Corporate Controller with previous public company Corporate Controller and Director of Internal Audit experience.  The Company has implemented control procedures to address the segregation of duty concerns and began issuing policy papers to state and standardize the Company’s accounting position for certain business transactions.  We installed and completed implementation of a new accounting system for the Corporate Office .

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

In February 2011, Croatian Customs Authorities (CA) declared us, together with another Croatian tuna farming entity (the “seller”), jointly liable for a tax debt totaling about $0.9 million related to the purchase of live tuna and some bait  that the seller sold to us. The tax debt consists of customs duties, value added tax and default interest which the CA allowed the seller not to pay based on the expected export of the live tuna. Since the seller instead sold the tuna locally to us, the duties, taxes and interest became payable immediately. Due to its insolvency and bankruptcy, the seller was only able to pay $0.1 million of the debt with the rest outstanding. Although we filed a complaint contesting the CA decree, we paid the $0.8 million in April, 2011 in order to avoid possible enforcement. We expect, based upon the facts and circumstances, that our appeal should ultimately prevail and the CA decree will be annulled.

From time to time we may be named in claims arising in the ordinary course of business. Currently, other than the above, no legal proceedings or claims are pending against or involve, or, to our knowledge, are contemplated against or involve, our subsidiaries or the property of us or our subsidiaries that are required to be disclosed under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no issuances of unregistered securities during the quarter ended March 31, 2011 that have not been reported on a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Removed and Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Secured Promissory Note Due May 16, 2011 issued by the Company in favor of Jones, Gable & Company Limited
31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certifications of the Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Umami Sustainable Seafood Inc.

Date: May 16, 2011	/s/ Oli Valur Steindorsson
President and
Chief Executive Officer

/s/ Daniel G. Zang
Chief Financial Officer