Form 10-K/A
period 2010-06-30
Umami Sustainable Seafood Inc.
filed 2011-11-14
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52401

Umami Sustainable Seafood Inc.
 (Exact name of registrant as specified in its charter)

Nevada	98-06360182
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification Number)

1230 Columbia Street
Suite 440
San Diego, CA 92101
 (Address of principal executive offices) (zip code)

619-544-9177
 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2010: $42,485,000

The number of shares of common stock outstanding as of October 31, 2011 was 59,512,066.

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10K for the year ended June 30, 2011 (the “Form 10-K”) is being filed to disclose information under the items herein set forth that were omitted from the Form 10-K as permitted under the rules and regulations promulgated by the Securities and Exchange Commission.

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

Unless otherwise indicated or the context otherwise requires, all references below in this current report on Form 10-K to “we”, “us”, “our”, and “the Company”, refer to Umami Sustainable Seafood Inc., a Nevada corporation, (“Umami”) and its wholly-owned subsidiaries, Bluefin Acquisition Group Inc. a New York corporation (“Bluefin”), Oceanic Enterprises, Inc. a California corporation (“Oceanic”), Kali Tuna d.o.o. a Croatian company (“Kali Tuna”) and its 99.98% owned subsidiary Baja Aqua-Farms S.A. de C.V. a Mexican corporation (“Baja”).

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

 Directors and Executive Officers

The following persons are our executive officers and directors as of the date hereof:

Below are the names and certain information regarding our executive officers and directors.  Officers are appointed by our board of directors (the “Board”).

Name	Age	Position
Oli Valur Steindorsson	37	Chairman, President and Chief Executive Officer
Daniel Zang	57	Chief Financial Officer and Secretary
Vilhelm Gudmundsson	39	Chief Executive Officer of Oceanic Enterprises Inc.
Miro Mirkovic	51	Director of Kali Tuna d.o.o.
James White	51	Director
Yukuo Takenaka	69	Director
Douglas Dunn	68	Director
Michael David Gault	43	Director

Oli Steindorsson has been our Chairman, President and Chief Executive Officer since June 30, 2010.  He has been a director of Kali Tuna since 2005.  From 2004 until 2011, he was the Chief Executive Officer of Atlantis Group, a seafood trading company and our majority shareholder.  In addition, he has been a director in the following privately held entities: Atlantis Chile: 2004 – 2007  (holding company for salmon farming company divested by Atlantis Group in 2006, subsidiary closed 2007); Atlantis Miami: 2004 – 2007 (seafood trading company, divested by Atlantis Group in 2007); Atlantis Japan: 2005 – 2006 (seafood sales company, divested May 2011); Atlantis Resources Australia: 2004 – current  (seafood trading, holding company, divested May 2011 awaiting confirmation of removal from BOD); Coral Sea Fishing PTY ltd: 2007 – current (seafood processor, patent holder, divested May 2011 awaiting confirmation from removal of BOD); KT doo  Finance PTY ltd: 2004 – 2010 (holding company divested 2010); Havtorsk Sales AS; 2004 – current (seafood export company, cod farming); Kali Tuna Doo; 2006 – current (seafood export, tuna and pelagic fisheries, tuna farming); Baja Aquafarms SA de CV: 2004 – 2006.  Chairman Nov 2010 – current (seafood export, tuna farming, vessel operations). Oceanic November 2010 – current.  He has also been involved in the following real estate ventures: Chairman of Phoenix Investments ltd (Iceland)  2004 – 2006 (developed several commercial and residential properties in Iceland, sold out April 2006); Phoenix Real Estate AS (Norway) 2004  - 2010 (small scale real estate company, divested in 2010); Atlito PTY Ltd  (Australia) 2004 – 2010 (small scale real estate, assets sold out 2007, 2008 company closed in 2010); Valkyrie Investments Pty Ltd (Australia) 2004 – 2010 (company closed in 2010),  Director of Adiantum (Lithuania) 2008 – current (developing several commercial and residential land plots); Chairman Aurora Investments 2006 – current (holding company for shares in Atlantis Group, various financing activities to Atlantis  Group): Chairman of Aur Capital 2010 – current (holding company for Umami shares).  Mr. Steindorsson attended the University of Iceland where he earned a B.Sc. degree in Business Administration in 1998.  We believe that Mr. Steindorsson is uniquely qualified to be a director with his long background in the fishing industry as well as his extensive contacts in Japan and Japanese language abilities.  Under the terms of Mr. Steindorsson’s employment agreement, he is required to spend no less than 80% of his time working for us.

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

Vilhelm Gudmundsson has been the Chief Executive officer of Oceanic Enterprises, Inc., our wholly owned subsidiary, since 2008.  Prior thereto, he served as the General Director of Baja Aqua Farms from 2007 to March 2011.  Mr. Gudmundsson also served as the Managing Director of Pesquera Siglo S.A. de C.V. and Nautico S.A. de C.V. from 2000 until 2006.  He has 17 years of experience in the Mexican seafood industry.  Mr. Gudmundsson holds a Bachelor of Science in Economics from the University of Iceland.

Miro Mirkovic has been a Director (the equivalent of an officer with executive management authority and the power to bind an entity) of Kali Tuna d.o.o., our indirect wholly owned subsidiary, since 2008.  He was Director of Farming and Fisheries of Jadran Tuna from 2007 to 2008.  Mr. Mirkovic was Chairman of the Board of Marituna from 2001 to 2007.  He holds a degree from a Navy College in Croatia.

James White has been a director since January 2011.  He has been the Managing Partner and President of Baynes & White Inc., a consulting and actuarial firm, from May 1993 to the present.  Mr. White has served on the Board of Directors of Patricia Mining Corp. and Matamec Explorations Inc. and currently serves as a director and member of the audit committee of PC Gold Corp. and Auriga Gold Corp., all of which are Canadian public companies.  He is also a member of the compensation committee of Auriga Gold Corp.  We believe that Mr. White is qualified to serve on the Company’s Board of Directors due to his financial background and experience in the debt and equity markets.

Yukuo Takenaka has been a director since March 2011.  He has been the President of Takenaka Partners LLC, an investment banking firm, since 1989.  Mr. Takenaka is also currently a member of the Board of Directors of Carter Logistics LLC,  EYE Lighting International of North America, Inc., and Hitachi Chemical Diagnostics, Inc.   All three are non-publicly held companies.  Mr. Takenaka received a Bachelors degree in accounting from the University of Utah.  We believe that Mr. Takenaka is qualified to serve on the Company’s Board of Directors due to his financial background and investment banking experience.

Douglas Dunn has been a director since March 2011.  He has been the Managing Partner of Dunn Associates, a real estate investment firm, since 2006.  Mr. Dunn currently sits on the Board of Directors of Universal Stainless & Alloy Products, Inc. and Power Efficiency Corporation.  Mr. Dunn is a member of the audit committee and compensation committee of both companies.  Mr. Dunn received a PhD in business statistics from the University of Michigan, Ann Arbor.  We believe that Mr. Dunn is qualified to serve on the Company’s Board of Directors due to his business background and public company experience.

Michael David Gault has been a director since June 30, 2010.  He is one of the co-founders of Atlantis Group and has been the Chairman of that entity since 2006.  Since August 2008, he has been the Chief Executive Officer of Guardtime Ltd., a software company maintaining an infrastructure for data security in cloud computing.  He was a Managing Director at Barclays Capital  from April 2005 until August 2008 where he was responsible for developing financial products for the Japanese market.  From 1997 until 2005 he was a director at Credit Suisse.  Mr. Gault brings more than 20 years diverse experience including stints in the military, academia, engineering and financial derivatives.  He received a PhD in Electronic Engineering from the University of Wales.  We believe that he is uniquely qualified to be a director as a result of his extensive international contacts and his banking relationships.

There are no family relationships among any of the directors.

Election and Removal of Directors

All of our directors are elected at our annual meeting of stockholders to hold office until the next annual meeting of stockholders and until their successor is elected and qualified, or until such director’s earlier death, resignation or removal. All of our officers serve at the pleasure of the Board, subject to their contractual rights.

Corporate Governance

Director Independence

The Board of Directors considers Messrs. Dunn, Takenaka and White independent directors as that term is defined under the NYSE Amex Corporate Governance Rules.

Audit Committee

In March 2011, the Board of Directors established the Audit Committee.  The Audit Committee is composed of three Directors, Yukuo Takenaka (Chairman), Douglas Dunn and James White.  The Board has determined that each of the members of the Audit Committee is independent as that term is defined under the NYSE Amex Corporate Governance Rules.  The Board has determined that Mr. Takenaka is an “audit committee financial expert” as defined by the SEC.

The Audit Committee is responsible for determining the adequacy of our internal accounting and financial controls, supervising matters relating to audit functions, reviewing and setting internal policies and procedures regarding audits, accounting and other financial controls, reviewing the results of our audit performed by the independent public accountants, and recommending the selection of independent public accountants.  The Audit Committee adopted an Audit Committee Charter in June 2011.

Compensation Committee

In March 2011, the Board of Directors established the Compensation Committee.  The Compensation Committee determines matters pertaining to the compensation and expense reporting of certain of our executive officers, and administers our stock option, incentive compensation, and employee stock purchase plans. The Compensation Committee has adopted a Compensation Committee Charter in June 2011.  The Compensation Committee is presently composed of four Directors, James White (Chairman), Douglas Dunn, Michael Gault and Yukuo Takenaka.  Other than Mr. Gault, each has been determined by the Board to be independent as that term is defined under the NYSE Amex Corporate Governance Rules and none of whom has been an employee of the Company.

Corporate Governance and Nominating Committee

In March 2011, the Board of Directors established the Corporate Governance and Nominating Committee.  The Corporate Governance and Nominating Committee is responsible for considering potential Board members, nominating Directors for election to the Board, implementing the Company’s corporate governance and ethics policies, and for all other purposes outlined in the Governance and Nominating Committee Charter, which is currently being drafted.  The Corporate Governance and Nominating Committee is composed of Douglas Dunn (Chairman), James White and Yukuo Takenaka, each of whom the Board has determined to be independent as that term is defined under the NYSE Amex Corporate Governance Rules and none of whom has been an employee of the Company.  The Corporate Governance and Nominating Committee adopted a Corporate Governance and Nominating Committee Charter in June 2011.

Conflicts of Interest

Messrs. Steindorsson, our President and Chief Executive Officer, and Gault, one of our directors, are directors of Atlantis Group hf, our majority shareholder and a significant source of liquidity for our operations.  In addition, it acts as our exclusive sales agent in return for a sales commission.  All transactions between us and Atlantis are subject to the review and approval of the Audit Committee.  In addition, Messrs. Steindorsson and Gault will refrain from involving themselves directly in the negotiation of any transaction with Atlantis (or other related parties) on our behalf.  The Board has also appointed Mr. Dunn to act as its lead director to give greater power to the independent directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, except as set forth below, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 2011.

Name	Form	Date Due	Date Filed
Oli Valur Steindorsson	Form 3	July 10, 2010	July 12, 2010
Dan Zang	Form 3	July 10, 2010	July 12, 2010
Oli Valur Steindorsson	Form 4	December 12, 2010	January 4, 2011
James White	Form 3	January 31, 2011	February 22, 2011
Vilhelm Gudmundsson	Form 3	November 30, 2010	March 9, 2011
Salander Holdings	Form 3	November 30, 2010	Not Filed
Yukuo Takenaka	Form 3	March 1, 2011	April 6, 2011

Item 11. EXECUTIVE COMPENSATION.

The principal executive officer and principal financial officer of Lions Gate Lighting Corp. who resigned their positions on June 30, 2010, received no compensation through the year ended June 30, 2010. On June 30, 2010, Oli Steindorsson was appointed Chairman, President and Chief Executive Officer and Daniel Zang was appointed Chief Financial Officer and Secretary. Their employment contracts commenced on July 1, 2010.  Directors received no compensation during the years ended June 30, 2010 and 2011.

The following table sets forth the compensation paid to the Company’s principal executive officer during the years ended June 30, 2011 and 2010.  None of the other executives of the Company were paid compensation that is required to be disclosed herein.

SUMMARY COMPENSATION TABLE (1)
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	All Other Compensation ($) (i)	Total ($) (j)
Oli Valur Steindorsson, President and CEO	2011 2010	250,000 129,194 (2)(3)	-0- -0-		250,000 129,194

Dan Zang Chief Financial Officer	2011 2010	177,500 77,320 (4)	30,000 -0-		207,500 77,320

Vilhelm Gudmundsson CEO of Oceanic Enterprises Inc.	2011	139,068		7,322 (5)	146,390 (6)

(1)	In accordance with the rules and regulations of the Securities and Exchange Commission, the table omits columns that are not applicable.
(2)	Consists of compensation paid by Kali Tuna, the Company’s indirect wholly owned subsidiary.
(3)	Represents 678,810 Croatian Kunas using an average conversion rate of 5.262 Kunas to the U.S. Dollar.
(4)	Consists of consulting fees paid from January 18, 2010 through June 30, 2010 prior to the completion of the exchange offer.
(5)	Consists of a car allowance and company paid automobile insurance.
(6)	Reflects amounts paid since December 1, 2010, the closing date of the Baja acquisitions that brought Mr Gudmundsson into the Company

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)
Oli Valur Steindorsson President and CEO	800,000	$1.00	July 1, 2015	533,334
Dan Zang Chief Financial Officer	300,000	$1.00	July 1, 2015	200,000
__________________
(1)	In accordance with the rules and regulations of the Securities and Exchange Commission, the table omits columns that are not applicable.
(2)	No person other than those listed in this table have been granted options.

Employment Agreements

Effective July 1, 2010, we entered into three-year employment agreements with Oli Valur Steindorsson, our Chairman, President and Chief Executive Officer, and Dan Zang, our Chief Financial Officer.

The term of each employment agreement will automatically be renewed for successive one-year terms unless either we or the employee provides, at least 90 days before the expiration day of the agreement, written notice to the other party that the agreement will not be renewed.

 Mr. Steindorsson’s annual base salary is fixed at $250,000 and Mr. Zang’s is fixed at $179,000 which, in Mr. Zang’s case, included a $9,000 allowance for health insurance until we implemented a companywide health plan in May 2011. Annual reviews of both the base salary and bonuses, if any, are made at the Board’s discretion.  Mr. Steindorsson and Mr. Zang were also granted five-year options to purchase 800,000 shares and 300,000 shares of our common stock, respectively, exercisable at $1.00 per share.

Each agreement includes standard termination provisions that cover both “for cause” and “without cause” termination circumstances.  Specifically, we may terminate each employee’s employment during for cause as defined as follows:

(i)        the employee having, in our reasonable judgment, committed an act which if prosecuted and resulting in a conviction would constitute a fraud, embezzlement, or any felonious offense;

(ii)        the employee’s theft, embezzlement, misappropriation of or intentional and malicious infliction of damage to our property or business opportunity;

(iii)        the employee’s repeated abuse of alcohol, drugs or other substances as determined by an independent medical physician; or

In addition, each agreement provides that in the event of termination as a result of a change of control (as defined in the agreement), we will be required to pay the employee two times his annual salary in addition to fulfilling its obligations under the agreement.

Mr. Steindorsson’s agreement provides that he will spend no less than 80% of his time working for us.

Compensation of Directors

To date, none of our directors have received compensation in their capacity as directors.  We anticipate adopting a compensation plan for our non-executive directors that will include both cash and equity components for services to be granted at the discretion of the Board of Directors.  We reimburse directors for reasonable travel expenses to attend Board meetings.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of October 31, 2011.  The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of Common Stock; (ii) each director and executive officer; and (iii) all of our executive officers and directors as a group.  The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days of October 31, 2011, through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.  The address of each executive officer and director is c/o the Company, 1230 Columbia Street, Suite 440, San Diego, CA 92101.

Name of Beneficial Owner	Number of Shares	Percentage(1)

Atlantis Group hf Storhofda 15 110 Reykjavik Iceland (2)	30,258,948	49.7%
Oli Valur Steindorsson (3)	34,625,614	56.9%
Douglas Dunn	-0-	-0-
Michael David Gault (4)	30,258,948	49.7%
James White	30,000	-0-
Yukuo Takenaka	-0-	-0-
Dan Zang (5)	100,000	*
Vilhelm Gudmundsson (6)	3,000,000	4.9%
Miro Mirkovic
Salander Holdings 4 V Dimech Street Floriana Frn 1504 Malta	7,000,000	11.5%
Executive Officers and Directors as a Group (eight persons)	37,755,614	62.0%

* Denotes less than 1%

1)
Beneficial ownership percentages are calculated based on 59,512,066 shares of Common Stock issued and outstanding as of October 31, 2011.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of Common Stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of October 31, 2011.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(2)	Includes 258,948 shares issuable upon exercise of warrants.

(3)
Includes 30,000,000 shares and 258,948 shares issuable upon exercise of warrants owned by Atlantis Group HF (“Atlantis”) of which Mr. Steindorsson may be deemed to be the beneficial owner in his capacity as Chief Executive Officer of that entity.  Mr. Steindorsson disclaims beneficial ownership in the shares owned by Atlantis.  In addition, includes 400,000 shares and 80,000 shares issuable upon exercise of warrants held by Aur Capital Inc. of which Mr. Steindorsson may be deemed a control person.  It further includes 2,980,000 shares and 640,000 shares issuable upon the exercise of warrants held by Aurora Investments Ltd. of which Mr. Steindorsson may be deemed a control person.  Also includes 266,666 shares issuable upon currently exercisable options.  Does not include 533,334 shares issuable upon exercise of options that vest thereafter.

(4)
Consists of 30,000,000 shares and 258,948 shares issuable upon exercise of warrants owned by Atlantis of which Mr. Gault may be deemed to be the beneficial owner in his capacity as Chairman of that entity.  Mr. Gault disclaims beneficial ownership in the shares owned by Atlantis.

(5)	Consists of shares issuable upon exercise of 100,000 currently exercisable options. Does not include 200,000 shares issuable upon exercise of options that vest thereafter.

(6)	Consists of shares held by MotoMax C.V. of which Mr. Gudmundsson’s wife is the sole shareholder.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANACTIONS

Related parties are those parties which have influence with us, directly or indirectly, either through common ownership or other relationship. We have had transactions with Atlantis (as previously defined), including its wholly-owned subsidiary Atlantis Co. Ltd., (“Atlantis Japan”) and Aurora Investments ehf (“Aurora”, a shareholder of Umami which is indirectly owned by our Chief Executive Officer who is also a Director of Aurora).

Financing transactions

During July and September, 2010, we entered into a Line of Credit agreement and an amendment to the agreement, with Atlantis (the “Atlantis Agreement”), providing for a $15 million loan facility consisting of two components: a line of credit for the amount of $9.9 million and a term loan of $5.1 million. Through June 30, 2011, the amounts advanced under the Atlantis Agreement was approximately $18.6 million, which was used for the purchase of the initial 33% of Baja along with the financing of Baja's and Kali Tuna's operations, and for Umami corporate expenses. Atlantis was allowed to collateralize amounts owed by a pledge of certain of our inventory. While we exceeded the borrowing limit on the original credit facility, we were not in default as Atlantis consented to exceeding the loan facility up to $20 million. Funds advanced under the facility accrued interest at the rate of 1.0% per month which was earned monthly. Interest expense for the year ended June 30, 2011 was $1.0 million and was added to the outstanding loan balance. Cash payments of $0.5 million were made against the outstanding balance.

In July 2010, we entered into an agreement with Aurora (the “Aurora Note”), for loans totaling $2.3 million made to Umami. Funds advanced under the Aurora Note accrue interest at the rate of 1% per month and are payable monthly. In the event the interest is not paid monthly such amounts may be deferred, however the rate of interest changes to 1.5% per month for amounts accrued but unpaid. The amounts advanced under the Aurora Notes were used for the purchase of the initial 33% of Baja along with the financing of Baja's and Kali Tuna's operations, and for Umami corporate expenses. At June 30, 2011 no further amounts may be drawn under the Aurora Note. Interest expense for the year ended June 30, 2011 was $0.3 million. For the year ended June 30, 2011 we had paid $1.3 million in principal and interest on the Aurora Note. The remaining balance of the Aurora Note was settled with cash payments to Aurora in September 2011.

On February 11, 2011, Atlantis and Aurora agreed to refinance the amounts due from us. As part of the refinancing, Aurora assumed $8.0 million of the amounts due under the Atlantis Agreement. We consented to the refinancing as we believe that the terms of the resulting agreements are at least as favorable as under the individual agreements and extend the maturities of the amounts due to our benefit.  In connection with the refinancing, we issued new notes to Aurora (the “New Aurora Notes”). The notes were due as follows: $4.0 million from January 31, 2012 to March 31, 2012 with the remaining $4.0 million due from January 31, 2013 to March 31, 2013. The notes bear interest at 1.0% per month, payable monthly, until March 31, 2012 at which time any outstanding balances will be assessed monthly interest of 1.25%.  In May 2011, we were notified that Aurora had transferred $4.0 million of the notes to Atlantis (the “Aurora Transferred Notes”). The maturity dates for the notes transferred to Atlantis were February 2012, March 2012, January 2013 and March 2013. In July 2011 these notes were transferred into the Atlantis Credit Facility (defined below) and, accordingly, have been refinanced.

On March 15, 2011 Atlantis agreed to settle $8.9 million of the remaining outstanding balance owed on the Atlantis Agreement against a portion of the outstanding account receivable balance at that date for fish sold by us to Atlantis Japan. The remaining balance of the Atlantis Agreement was settled on June 30, 2011 against amounts receivable from Sales of Bluefin Tuna from Atlantis Japan (see below).

Financing transactions – Current Fiscal Year

On July 7, 2011 the Company entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million (the “Credit Line”). This amount includes funds utilized for the refinance of $4.0 million of the Aurora Transferred Notes. New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses). Principal amounts drawn due under the Credit Line bear interest at the rate of 1.0% per month on the average amount outstanding from time to time and is payable monthly and require payment of a 1.25% fee related to the advances. New funds can only be drawn through December 31, 2011 and the entire outstanding principal is due and payable on or before March 31, 2012. The Company’s obligations under the Credit Line can be secured by a portion of its Bluefin tuna inventory. Upon an event of default, all principal amounts and interest payments may be declared due and payable. In addition, a default rate of 1.5% per month will be in effect on all amounts then outstanding. Events of default include, in addition to standard occurrences, a change of control of the Company and the loss of any of the fishing licenses held by the Company's Croatian subsidiary. In the event of a default, if requested by the Company, Atlantis may collect any amounts due only from the proceeds of sales of biomass pledged under the Credit Line, as long as such sales are finalized no later than November 30, 2011. Any amounts then outstanding shall become due and payable upon collection of the proceeds of such sales, or December 31, 2011, whichever occurs earlier. In connection with the Credit Line, on each funding date, we will issue to Atlantis three-year warrants to purchase shares of the Company's common stock at $3.00 per share at the rate of 50,000 warrants for each $1.0 million advanced to us.

Through September 30, 2011, we have refinanced the $4.0 million of the Aurora Transferred Notes, drawn $1.1 million in cash and accrued $0.3 million in fees and interest expense related to the Credit Line. Also, Umami will issue approximately 260,000 warrants related to the amounts financed under this Credit Line through September 30, 2011.

Sales of Bluefin Tuna

For the year ended June 30, 2011, Atlantis Japan and other Atlantis subsidiaries purchased a total of $44.8 million (including $3.8 million prior to the completion of the acquisition of Baja) of Bluefin Tuna from our operations.  At June 30, 2011, Atlantis Japan owed $1.9 million to us relative to such sales which have all been paid to us subsequent to June 30, 2011. There were no sales to Atlantis, Atlantis Japan or any of their subsidiaries for the year ended June 30, 2010.

Sales agency agreements

Contemporaneously with the completion of the Share Exchange, we entered into a sales agency agreement with Atlantis. Under the terms of the agreement, Atlantis was granted the exclusive right to sell, on our behalf, all of its Northern Bluefin Tuna products into the Japanese market.  Following the acquisition of Baja, Umami agreed to extend the sales agency agreement to most of Baja's sales. We paid to Atlantis a commission of 2.0% of all net sales proceeds under the agreement. In October 2011, the agreement was terminated retroactively to June 30, 2011.

For the year ended June 30, 2011, substantially all of our sales, including sales to Atlantis Japan, were covered by this agreement. Commissions totaling $1.1 million have been accrued and are included in selling, general and administrative expenses in the Statement of Operations. At June 30, 2011, $0.6 million of the commissions were outstanding and were settled in September 2011.

In October 2011, we entered into a new sales agency agreement with Atlantis Japan, giving Atlantis Japan exclusive rights to sell our Bluefin Tuna in Japan. We will pay Atlantis Japan 2.0% for all sales up to 4.0 billion Japanese Yen (approximately $52 million) and 1.0% for all sales above that amount. Commissions under the agreement are payable quarterly. The agreement was made retroactive to July 1, 2011 and expires March 31, 2012.

Call Option Agreement and Termination

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

The option exercise date was subsequently extended, except as it related to the Norwegian cod farming company (for which the option had expired) until the end of March 2011.  In January 2011 we exercised the option and authorized our management to negotiate financing terms with Atlantis to acquire the above (except for the Norwegian cod farming company). In October 2011, Atlantis and Umami agreed to terminate the option.

Contributed Capital

In September 2011, in connection with the settlement of a placement agent agreement dispute, Aurora contributed various assets in support of the settlement.

Other

We purchased certain farming assets from an Atlantis Subsidiary for $300,000 prior to June 30, 2010 which amount was added to the amounts due under the Atlantis Agreement. In addition, we reimburse Atlantis for certain services provided as well as out of pocket expenses paid on our behalf. For the year ended June 30, 2011, a total of $700,000 was billed for services and reimbursements which were added to the amounts owing under the Atlantis Agreement.

From time to time, Atlantis has provided loan guarantees and other credit support through its banking relationships and has in the past pledged Company shares it owned as collateral for certain financing transactions with private party lenders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the fiscal year ended June 30, 2011 for professional services rendered by McGladrey & Pullen LLP (our auditors since January 31, 2011) for the audit of Umami Sustainable Seafood Inc. annual financial statements, quarterly reviews of the interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended June 30, 2011
Audit Fees	$978,100
Audit Related Fees	197,250
Tax Fees	-
All Other Fees	-
Total	$1,175,350

In the above table, “audit fees” are fees billed by the external auditor for services provided in auditing the Company’s annual financial statements, reviewing the Company’s quarterly financial statements for the subject year and fees related to the Company’s Registration Statement on Form S-1.  “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit or review of our company’s financial statements.  These fees include fees related to the acquisition of Baja Aqua Farms.  “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.  There were no fees billed by McGladrey & Pullen LLP related to the fiscal year ended June 30, 2010.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

At present, our audit committee approves each engagement for audit and non-audit services before we engage McGladrey & Pullen LLP to provide those services.

Our audit committee has not established any pre-approval policies or procedures that would allow our management to engage McGladrey & Pullen LLP to provide any specified services with only an obligation to notify the audit committee of the engagement for those services.  None of the services provided by McGladrey & Pullen LLP for 2011 were obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
2.1	Articles of Merger (1)
2.2	Share Exchange Agreement (2)
3.1	Articles of Incorporation (3)
3.2	Bylaws *
4.1	Form of Warrant (2)
4.2	Common Stock Purchase Warrant dated October 7, 2010 (4)
4.3	Senior Secured Bridge Note in the Principal Amount of $3,125,000 dated October 7, 2010 (4)
4.4	Senior Secured Bridge Note in the Principal Amount of $2,500,000 dated October 7, 2010 (4)
4.5	Form of Common Stock Purchase Warrant dated October 20, 2010 (5)
4.6	Form of Warrant Issued October 2010 (6)
10.1	Letter Agreement dated June 6, 2007, with Sunway Lighting Technology Co. Ltd. (3)
10.2	Return to Treasury Agreement dated May 12, 2009 with Robert McIsaac (7)
10.3	Employment Agreement dated July 1, 2010 with Oli Valur Steindorsson (2)
10.4	Employment Agreement dated July 1 2010 with Dan Zang (2)
10.5	Sales Agency Agreement dated June 30, 2010 with Atlantis Group hf (2)**
10.6	Call Option Agreement dated June 30, 2010 with Atlantis Group hf (2)**
10.7
Stock Purchase Agreement dated July 20, 2010 by and among the Company, Corposa, S.A. de C.V., Marpesca, S.A. de C.V., Holshyrna ehf, Vilhelm Mar Gudmundsson, Robert Gudfinnsson, Baja Aqua Farms, S.A. de C.V., and Oceanic Enterprises, Inc.(1)

10.8	Option Agreement, dated July 20, 2010, by and among the Company, Baja Aqua-Farms, S.A. de C.V., Corposa, S.A. de C.V. and Holshyrna, ehf (1)
10.9	Amendment dated September 24, 2010 to Stock Purchase Agreement dated July 20, 2010 (10)
10.10	Amendment dated September 24, 2010 to Option Agreement dated July 20, 2010 (10)
10.11	Note and Warrant Purchase Agreement dated October 7, 2010 (4)
10.12	Atlantis Credit Facility effective as of June 30, 2010 (4)
10.13	Amendment No. 1 to Loan Agreement dated September 30, 2010 (4)
10.14	Company Pledge and Security Agreement dated October 7, 2010 (4)
10.15	Securities Purchase Agreement dated October 20, 2010 (5)
10.16	Form of Subscription Agreement with private placement purchasers (6)
10.17	Form of Registration Rights Agreement with private placement purchasers (6)
10.18	Secured Promissory Note dated March 31, 2011 (11)
10.19	Club Loan Agreement dated June 8, 2011 among Kali Tuna d.o.o., Croatian for Reconstruction and Development and Erste & Steiermärkische Bank d.d., Rijeka *
10.20	Form of Bridge Note Purchase Agreement (June 2011 Bridge) *
10.21	Form of Bridge Note Purchase Agreement (August 2011 Bridge) *
10.22	Loan and Additional Funding Agreement dated June 30, 2011 *
10.23	Credit Agreement dated as of August 26, 2011 among the Company, Baja, the lenders party thereto and Amerra Capital Management, LLC *
10.24	Form of Warrant Purchase Agreement dated August 26, 2011 *
10.25	Senior Secured Credit Facility dated July 7, 2011 between the Company and Atlantis Group hf *
10.26	Sales Agency Agreement dated October 6, 2011 by and between the Company and Atlantis Co. Ltd. *
10.27	Call Option Termination Agreement dated October 3, 2011 *
10.28	Sales Agency Termination Agreement dated October 3, 2011 *
14.1	Code of Ethics (8)
16.1	Letter from Former Accountants dated August 25, 2010 (9)
16.2	Letter from Former Accountants dated February 3, 2011 (12)
21.1	Subsidiaries of the Registrant (13)
31.1	Chief Executive Officer Certification**
31.1	Chief Financial Officer Certification**
32	Certification Pursuant to 18 U.S.C. Section 1350**

*     Filed Previously
**   Terminated
*** Filed herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 30, 2010
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2010
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 12, 2006
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on October 22, 2010
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2010
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on February 28, 2011
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on June 13, 2007
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2009
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 27, 2010
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2010
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2011
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on February 15, 2011
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed June 1, 2011 (Registration Number 333-174651)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2011	UMAMI SUSTAINABLE SEAFOOD INC.

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

Signature	Title	Date

/s/ Oli Valur Steindorsson	Director and Chief Executive Officer	November 14, 2011
(Principal Executive Officer)

/s/ Daniel G. Zang	Chief Financial Officer	November 14, 2011
(Principal Financial and Accounting Officer)

/s/ Douglas Dunn	Director	November 14, 2011

/s/ Michael David Gault	Director	November 14, 2011

/s/ Yukuo Takenaka	Director	November 14, 2011

/s/ James White	Director	November 14, 2011