Form 10-K
period 2011-06-30
Umami Sustainable Seafood Inc.
filed 2011-11-14
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52401

 Umami Sustainable Seafood Inc.
 (Exact name of registrant as specified in its charter)

Nevada	98-06360182
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

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

The number of shares of common stock outstanding as of September 30, 2011 was 59,512,066.

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

Unless otherwise indicated or the context otherwise requires, all references below in this current report on Form 10-K to “we”, “us”, “our”, and “the Company”, refer to Umami Sustainable Seafood Inc., a Nevada corporation, (“Umami”) and its wholly-owned subsidiaries, Bluefin Acquisition Group Inc. a New York corporation (“Bluefin”), Oceanic Enterprises, Inc. a California corporation (“Oceanic”), Kali Tuna d.o.o. a Croatian company (“Kali Tuna”) and its 99.98% owned subsidiary Baja Aqua-Farms S.A. de C.V. a Mexican corporation (“Baja”)

Item 1. BUSINESS

Company Overview

We raise sashimi grade Northern and Pacific Bluefin tuna for the high end consumer with a focus on environmentally sound practices and the long term sustainability of the species.   Our growth strategy is based on consolidation within the sector to leverage scientific process and research knowledge through economies of scale.  Our objective is to create a self-sustaining farm environment where the tuna spawn and the resultant eggs are hatched and grown to full size.

We catch and grow sashimi grade Bluefin tuna commercially in aquaculture farms located in Croatia and Mexico.  We own and operate Kali Tuna, an established Croatian-based aquaculture operation, raising Northern Bluefin tuna in the Croatian part of the Adriatic Sea. We also own and operate Baja, an established Mexican-based aquaculture operation, raising Pacific Bluefin tuna off the northwest coast of Baja California, Mexico.

We are in the process of creating a self-sustaining farm environment where the tuna spawn and fertilized eggs are hatched and grown to full commercial size.  Although we have achieved some successes in the area of spawning and hatching, we believe that commercialization of this propagation program is still a number of years away.  Although, we do not believe that our success is reliant on the success of the propagation program, it is expected to enhance our long-term prospects.

Corporate Background

We were incorporated as Lions Gate Lighting Corp. (“Lions Gate”) in the state of Nevada on May 2, 2005.  From August 31, 2007 until June 30, 2010, we were a shell company.  On June 30, 2010 we completed the reverse merger described below.

In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf (“Atlantis”), an Icelandic based holding company with its key market in Japan that seeks to produce, market and distribute sustainable seafood, with a focus on aquaculture.  Atlantis is a major supplier of fresh and frozen premium sustainable fish and seafood in Australia and Europe and one of the largest importers of Bluefin tuna into Japan.  It is our majority shareholder (and an affiliate of our Chief Executive Officer) and has been a major provider of capital to the Company.  Atlantis, through its affiliates, also serves as our exclusive sales agent.  In addition, for the year ended June 30, 2011, Atlantis Japan, and other Atlantis Group subsidiaries, purchased from us approximately $41.0 million worth of products, representing approximately 72% of our total sales for the year.

In March 2010, Atlantis created Bluefin, a wholly owned subsidiary of Atlantis, for the purpose of holding the shares of Kali Tuna. On May 3, 2010, Lions Gate entered into a share exchange agreement among Lions Gate, Kali Tuna, Bluefin and Atlantis, pursuant to which Lions Gate purchased from Atlantis all of the issued and outstanding shares of Bluefin in consideration for the issuance to Atlantis of 30.0 million shares of Lions Gate common stock (the “Share Exchange”) resulting in a change of control of Lions Gate.  As a result, effective June 30, 2010, Kali Tuna became our indirect wholly owned subsidiary.  As of the date hereof, Atlantis continues to be our majority shareholder.

On August 20, 2010 we changed our name to Umami Sustainable Seafood Inc. The stock symbol on the OTC Bulletin Board was changed to UMAM on the same date.

Acquisition of Baja Aqua Farms and Oceanic

On July 20, 2010, we entered into a Stock Purchase Agreement with Corposa, S.A. de C.V. (“Corposa”), Holshyrna ehf, (“Holshyrna”), Marpesca, S.A. de C.V, (“Marpesca”), Oceanic, Vilhelm Gudmundsson and Robert Gudfinnsson, providing for the sale from Corposa and Holshyrna of 33% of the equity of Baja and its affiliate Oceanic.  Under the terms of the transaction, we paid $8.0 million, which included $4.9 million that had been advanced to Baja previously.

We also acquired the right to purchase all remaining Baja and Oceanic shares in consideration for the payment of $10.0 million in cash and the issuance of 10.0 million shares of our common stock, valued at $12.1 million.  On November 30, 2010, we consummated the acquisition of Baja and Oceanic by paying cash in the amount of $7.8 million and the issuance of promissory notes in the aggregate principal amount of $2.2 million.  These notes were paid in full on December 10, 2010.  An additional $2.0 million had been paid in connection with the execution of certain amendments to the agreements.  As a result, Baja became our 99.98% owned subsidiary and Oceanic became our wholly owned subsidiary.

Following the completion of these acquisitions, our corporate structure is as follows:

*      Marpesca’s remaining 51% is owned by Baja’s General Manager.
**    The remaining 50% of Kali Tuna Trgovina is owned by Bluefin Tuna Hellas A.E., an unrelated third party.
***  Thynnus d.o.o. is an inactive Croatian company.

Kali Tuna d.o.o

Kali Tuna was organized in 1996 under the laws of the Republic of Croatia by individuals who had gained considerable experience in the area of tuna fishing, farming and trading in Southern Australia for approximately 30 years before moving their operations to Croatia. Kali Tuna owns and operates facilities and equipment in Croatia where it farms Northern (or Atlantic) Bluefin tuna for sale into the sushi and sashimi market.  Most of its products are sold into Japanese trading houses for distribution to the high end sushi and sashimi market in Japan.

Kali Tuna’s activities consist of: (a) tuna farming and processing, (b) sales and exports of tuna products, and (c) storage and processing of fish feed for its tuna farming operations.  Through an affiliated entity, MB Lubin d.o.o. (“MB Lubin”), it also operates a fleet of seven fishing vessels that typically catch Northern Bluefin tuna and small pelagic fish used for tuna feed in the Adriatic and transports the live tuna back to its farming sites off the Croatian coast for further growing.

Prior to October 31, 2010, Kali Tuna operated a joint venture, owned 50% by Kali Tuna and 50% by Bluefin tuna Hellas A.E., an unrelated third party.  Under the terms of the joint venture, Bluefin tuna was acquired, farmed and sold at Kali Tuna’s site.  Initially, the joint venture was operated through a separate entity, Kali Tuna Trgovina d.o.o.  In January 2008, all activities of the joint venture were assumed by Kali Tuna.  In October 2010, the joint venture was terminated, at which time the joint venture’s remaining assets, consisting primarily of Bluefin tuna biomass located at Kali Tuna’s farming sites were purchased by Kali Tuna at the fair market value of $1.6 million.  We do not expect to enter into these types of arrangements in the future.

Kali Tuna also owns Bepina Komerc d.o.o., an inactive Croatian entity, that owns the right to use one of Kali Tuna’s concessions.

Baja Aqua Farms S.A. de C.V

Baja was organized in 1999 under the laws of the Republic of Mexico by individuals who were involved for many years in the tuna feed industry in Southern Australia before commencing operations in Mexico. Baja owns and operates facilities and equipment in Mexico where it farms Pacific Bluefin tuna for sale primarily into the Japanese sushi and sashimi market.

Baja’s activities consist of: (a) tuna farming and processing, (b) sales and exports of tuna products, and (c) processing of fish feed for its tuna farming operations.  Baja leases a fleet of purse seiners and tow boats during the fishing season to catch the Pacific Bluefin tuna and transport them live back to its farming sites located off the Baja California, Mexico coast for further growing. Through Marpesca, an affiliated entity, it operates a fishing vessel that typically fishes for small pelagic fish used for tuna feed.  Baja sells its fish through various Japanese importers primarily into the Japanese sushi and sashimi market.

Prior to our acquisition of Baja, its administrative functions were performed by Oceanic.  These functions included accounting and employment related matters.  Following our acquisition of Baja, most of these functions have been transferred to Baja and to Umami.  We are considering the dissolution of Oceanic.

Industry Overview

Aquaculture Industry

Aquaculture is the farming of aquatic organisms including fish, mollusks, crustaceans and aquatic plants.  Farming implies some form of intervention in the rearing process to enhance production, such as regular stocking, feeding, and protection from predators.  Farming also implies individual or corporate ownership of the stock being cultivated. Aquaculture production specifically refers to output from aquaculture activities, which are designated for final harvest for consumption.

Aquaculture is the world’s fastest growing segment in the food production system and has been for the past two decades.  According to a recent study by the Food and Agriculture Organization of the United Nations (the “FAO”),1 world fisheries production reached a high of 143.6 million metric tons in 2006.  The contribution of aquaculture to the world fisheries production in 2006 was 51.7 million metric tons of fish, or 36% of world fisheries production, up from 3.6% in 1970.  The FAO’s worldwide fisheries data are typically five or more years old.

A study covering the year in 2008, entitled “Blue Frontiers: Managing the Costs of Aquaculture”, and published in 2011 by the WorldFish Center (WFC) in Penang, Malaysia, using data from FAO FishStat, shows the growth continuing unabated.  In 2008, world fisheries production grew to 158.1 million metric tons, of which aquaculture made up 65.8 million metric tons, representing almost 42% of world fisheries production.  According to WFC, worldwide aquaculture production grew at an average annual rate of 8.4% from 1970 to 2008, which means that the growth in aquaculture has ‘significantly outpaced growth in world population.’2

1 The report may be viewed at http://www.fao.org/docrep/010/ai466e/ai466e10.htm.
2 The complete report is available at http://www.conservation.org/Documents/BlueFrontiers_aquaculture_report.pdf. (hereinafter “Blue Frontiers”)

Global aquaculture accounted for 6% of the fish available for human consumption in 1970.  In 2008, global aquaculture accounted for 42% of the fish available for human consumption according to the FAO and WFC.3  The FAO report also describes that over half of the global aquaculture in 2008 was freshwater fin-fish.  Based on the FAO’s projections, it is estimated that in order to maintain the current level of per capita consumption, global aquaculture production will need to reach in excess of 80 million metric tons of fish by 2050.  WFC’s projections are even more aggressive.  WFC estimates world aquaculture production to rise to 75 million tons by 2020, and to 95 million tons by 2030.

According to the FAO, per capita supply from aquaculture increased from 0.7 kg in 1970 to 7.8 kg in 2006, an average annual growth rate of 6.9%.4  It is set to overtake capture fisheries as a source of food fish. From a production of less than 1 million metric tons per year in the early 1950s, production in 2008 was reported to be 52.5 million metric tons with a value of $98.4 billion, representing an annual growth rate of nearly 7%.

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

According to the WFC, ‘aquaculture is among the fastest growing food production sectors in the world and this trend is set to continue’.  Further, WFC states that ‘this future growth must be met in ways that do not erode natural biodiversity or place unacceptable demands on ecological services.”5

Tuna Industry

Tuna and tuna-like species are of great economic importance and represent a significant source of food. They include approximately forty species occurring in the Atlantic, Indian and Pacific Oceans and in the Mediterranean Sea. According to the FAO, their global production has increased from less than 0.6 million metric tons in 1950 to 6.5 million metric tons in 2009.6 Seven principal market species made up 4.4 million tons of the whole in 2009, with Bluefin tuna totaling 58,944 metric tons, or 1.3% of the global production of tuna.7

The so-called principal market tuna species are the most economically important among the tuna and tuna-like species.  They are landed in numerous locations around the world, traded on a nearly global scale and also processed and consumed in many locations worldwide.  According to the FAO, in 2007, their catch was approximately four million tons, which represents about 65% of the total catch of all tuna and tuna-like species. Most catches of the principal market tuna species are taken from the Pacific (69.0% of the total catch of principal market tuna species in 2007), with the Indian Ocean contributing much more (21.7% in 2007) than the Atlantic and the Mediterranean Sea (9.5% in 2007). 8

Approximate contributions of individual principal market tuna species to the 2008 total catch is given below.

Principal market tunas
Albacore (ALB)	4.7%
Atlantic bluefin tuna (BFT)	less than 1%
Bigeye tuna (BET)	9.6%
Pacific bluefin tuna (PBF)	less than 1%
Southern bluefin tuna (SBF)	less than 1%
Skipjack tuna (SKJ)	57.5%
Yellowfin tuna (YFT)	27.1%

Source: http://www.fao.org/fishery/statistics/tuna-catches/en

3 This report is available at http://www.fao.org/docrep/013/i1820e/i1820e01.pdf.  See page 3 of that report.
4 This report may be found at   http://www.fao.org/fishery/topic/13540/en.
5 Blue Frontiers at page 2.
6 Source: http://www.fao.org/figis/servlet/SQServlet?file=/usr/local/tomcat/FI/5.5.23/figis/webapps/figis/temp/hqp_3281.xml&outtype=html.
7 Source: http://www.fao.org/figis/servlet/SQServlet?file=/usr/local/tomcat/FI/5.5.23/figis/webapps/figis/temp/hqp_3251.xml&outtype=html.
8 Ibid.

Bluefin Tuna Trade

The Bluefin trade includes three species of tuna: the Pacific Bluefin, the Southern Bluefin and the Northern (Atlantic) Bluefin.  The Northern (Atlantic) Bluefin Tuna (Thunnus thynnus) is native to both the western and eastern Atlantic Ocean, the Mediterranean and the Black Sea.  It can live up to 30 years and can reach weights of over 450 kilograms. The Pacific Bluefin Tuna (Thunnus orientalis) is native to both the western and eastern Pacific Ocean. It can live up to 25 years and weigh up to 500 kilograms.

We concentrate on the Atlantic Bluefin tuna trade for our Croatian operation, and on the Pacific Bluefin tuna trade for our Mexican operation.

The following graph shows global production (catching and farming combined) for each species of Bluefin tuna in metric tons per year.

	2005	2006	2007	2008	2009
Southern Bluefin Tuna	17,439	16,225	13,159	15,515	13,979
Pacific Bluefin Tuna	30,943	23,174	20,942	25,308	21,761
Northern Bluefin Tuna	39,869	35,730	38,474	26,525	23,204
TOTALS	88,251	75,129	72,575	67,348	58,944

The graph and the table are based on data extracted from the following source:
http://www.fao.org/figis/servlet/SQServlet?file=/usr/local/tomcat/FI/5.5.23/figis/webapps/figis/temp/hqp_3048.xml&outtype=html.

Atlantic Bluefin Tuna

As concerns over depleting the natural stock of the Atlantic Bluefin tuna have increased in recent years, international organizations have increased regulation relating to and imposed strict quotas on Bluefin Tuna catches. The main international body that regulates fishing activities and trade in the Atlantic Bluefin is the International Commission for the Conservation of Atlantic Tunas or ICCAT.  It describes itself as an inter-governmental fishery organization responsible for the conservation of tunas and tuna-like species in the Atlantic Ocean and its adjacent seas.  Its primary tool in its conservation efforts is its ability to impose quotas.  The organization was established in 1966, is headquartered in Madrid, Spain, and covers 30 species of tuna, including the Northern (Atlantic) Bluefin Tuna.

In the last five years great advancements have been made in the conservation of the Atlantic Bluefin tuna.  In November 2006, members of the ICCAT reached an agreement to reduce the Bluefin tuna quota in the Mediterranean Sea from 32,000 metric tons in 2006 to 25,500 metric tons in 2007.  In November 2007, the ICCAT set the annual quota for 2008 at 22,000 metric tons, reducing it to 18,500 tons in 2009.  Various groups, including environmental groups, have claimed that this quota was set at an unsustainable level.

In 2008, the ICCAT adopted measures, which included a 15-year recovery plan for Bluefin tuna and included, among other things, a call for a 6-month off-season for specific types of boats, a ban on the use of aircraft in spotting tuna, prohibiting the capture of tuna under 30 kg except in certain specific circumstances and areas, and requiring extensive reporting of tuna catches. Furthermore, it only allows tuna to be offloaded at designated ports and obliges countries to place observers on fishing boats to monitor their adherence to regulations.

In 2009, strict additional control measures were agreed upon to accelerate the rebuilding of the stock to levels that will allow maximum catches at sustainable levels. These included:

•	Reductions in fishing capacity.
•	A limit on the number of joint fishing operations that could be carried out.

•	An observer program with 100% coverage of purse seine and farming activities.
•	Reporting of catches close to real-time, allowing for a closer monitoring of the quota.

Pacific Bluefin Tuna

Management of Pacific Bluefin tuna comes under various international organizations, such as the Western & Central Pacific Fisheries Commission (WCPFC) in the central and western Pacific and the Inter-American Tropical Tuna Commission (IATTC) in the eastern Pacific, which is based in La Jolla, California, and which was formed in 1949, making it the oldest regional fishery management organization (RFMO).  According to the latest IATTC Fishery Status Report No. 8, Tunas and Billfishes in the Eastern Pacific Ocean in 2009, Bluefin tuna only made up 0.6% of total tuna catch (3,605 metric tons out of a total catch of 616,849 metric tons).9   As a result, no quota or regulations are imposed on the Pacific Bluefin tuna, although various governments have had preliminary discussions regarding measures to preserve Pacific Bluefin stock.

According to the IATTC, most of the catches of bluefin in the Eastern Pacific Ocean are taken by purse seiners. Nearly all of the purse-seine catches have been made west of Baja California and California, within about 100 nautical miles of the coast, between about 23°N and 35°N. Ninety percent of the catch is estimated to have been between about 60 and 100 cm in length, representing mostly fish 1 to 3 years of age. Aquaculture facilities for bluefin were established in Mexico in 1999, and some Mexican purse seiners began to direct their effort toward bluefin during that year. During recent years, most of the catches have been transported to holding pens, where the fish are held for fattening and later sale to sashimi markets. Lesser amounts of bluefin are caught by recreational, gillnet, and longline gear. Bluefin have been caught during every month of the year, but most of the fish are caught during May through October.10

At its seventh regular session, the WCPFC adopted a conservation measure for Pacific Bluefin tuna in their area, calling for a reduction in catch of juveniles (0-3 years of age) to below 2002-2004 levels.  Since we don’t catch any of our Bluefin tuna from the central and western Pacific, we don’t see any impact on our operations from this conservation measure.  The WCPFC is based in Kolonia, Pohnpei, Federated States of Micronesia, and is among the newest RFMOs, having come into effect in 2004.

Fish Supply

Japan has traditionally been one of the largest consumers of tuna, especially Bluefin tuna, which is used as a premium ingredient for sushi and sashimi.   We believe that as a result of Atlantis’ and its affiliates’ solid ties in the Japanese fish market, which are built on strong personal relationships, Umami’s products are regarded by the Japanese as highly reputable and high-end fish products, as evidenced by our sales to repeat customers and their willingness to pay premium prices.

Kali Tuna

Kali Tuna procures live Bluefin tuna primarily through MB Lubin, an entity, which, pursuant to a series of agreements, is controlled by Kali Tuna.   MB Lubin owns and operates a fleet of seven vessels that catch fish primarily off the coast of Croatia.   Kali Tuna has also purchased live tuna from other local and foreign-based farms and suppliers including fishing companies operating off the coast of Malta and Libya and other Mediterranean locations.  The tuna is deposited into special towing cages that are towed back to its farming sites off the Croatian coast for transfer into permanent holding cages.  Fishing takes place during the months of May and June only as permitted by international regulations.  Transport of the catch to Kali Tuna’s farms is a slow process that can take many weeks to complete with speeds of the transport rarely exceeding one mile per hour to maximize the survival rates of the live fish.

MB Lubin sells its live fish to Kali Tuna under an exclusive arrangement in a supply contract dated July 1, 2009.  Under the terms of the agreement, MB Lubin has undertaken to sell all its Bluefin tuna catches to Kali Tuna.  Under the agreement, which has a term of 20 years, all deliveries of tuna will be made at the market price prevailing at the time of delivery.

In addition, Kali Tuna has entered into an agreement with MB Lubin that provides for the sale and delivery by MB Lubin of small fish that are used for feeding the tuna.  Kali Tuna may also purchase feed from other suppliers.

Since Kali Tuna operates on a long-term farming cycle, the Company believes that none of its suppliers of live tuna or fish feed are critical to its business.  However, if for any reason Kali Tuna would be unable to procure fish from a particular supplier, this would likely lead to a temporary interruption in the supply of fish, at least until Kali Tuna found another entity that could provide it these services.

Following is a short summary of the most significant terms of the agreements pursuant to which Kali Tuna controls MB Lubin:

•
Business Cooperation Agreement.  This agreement dated July 1, 2009, generally establishes the relationship between the parties and obligates them to enter into separate agreements that set forth the details of the relationship and the obligations of each of the parties resulting in the agreements discussed immediately below.

9 The complete report may be found at http://www.iattc.org/PDFFiles2/FisheryStatusReports/FisheryStatusReport8ENG.pdf
10 Ibid. at page 94.

•
Maritime/Fishery Services Contract.  Under the terms of this agreement that was entered into July 1, 2009, MB Lubin is required on an exclusive basis to provide tuna farming and harvesting services to Kali Tuna, including controlling nets and equipment, cleaning of farms, transport of workers to and from the farms and harvesting, processing and transporting fish.  The agreement has a term of 20 years.  Fees payable by Kali Tuna are established under separate agreements from time to time.

•
Live Tuna Supply Contract.  Under the terms of this agreement that was entered into July 1, 2009, MB Lubin is required to sell to Kali Tuna all of the Bluefin tuna that it catches.  Prices to be paid are fixed by separate agreements to be entered into during each catching season.  The agreement has a term of 20 years.

•
Small Pelagic Fish Supply Contract.  Under the terms of this agreement that was entered July 1, 2009,  MB Lubin is required to supply Kali Tuna with all small fish that it catches for the purpose of fish feed to be used for feeding its Bluefin tuna.  Prices to be paid are fixed by separate agreements to be entered into during each catching season.  The agreement has a term of 20 years.

Baja

Baja procures live Bluefin tuna primarily through its own fishing efforts. Baja leases fishing vessels (purse seiners) from reputable companies in Mexico. Baja catches fish primarily off the coast of Baja California, Mexico. The tuna is deposited into special towing cages that are towed back to its two farming sites off the Baja California coast for transfer into permanent holding cages.  Fishing generally takes place during the months of May through August.  Transport of the catch to its farms is a slow process that can take many weeks to complete with speeds of the transport rarely exceeding one mile per hour. This ensures that the Bluefin tuna will arrive in the best possible condition.  Mexican law requires majority ownership by Mexican nationals of any local fish catching operation.  Accordingly, Baja leases one of its vessels to an affiliate, Marpesca, which is 49% owned by Baja and 51% by Baja’s General Manager and, accordingly, is controlled by common management.

Although the Company does not believe that any of Baja’s suppliers of leased purse seiners are critical to its business, if for any reason Baja would be unable to procure vessels for lease from a particular supplier, this would likely lead to a temporary interruption in the supply of fish at least until Baja found another entity that could provide it these services or purchased its own purse seiners.

Sales and Customers

Sales

On June 30, 2010, Umami entered into a sales agency agreement with Atlantis pursuant to which Atlantis was granted the exclusive right to sell, on Kali Tuna’s behalf, all of its Bluefin tuna products into the Japanese market.  Following the acquisition of Baja, Umami agreed to extend the sales agency agreement to most of Baja’s sales.  Umami paid Atlantis an agency commission of 2% on all sales made under this agreement, resulting in payments of $1.0 million for the year ended June 30, 2011.  In June 2011, the agreement was terminated.

In October 2011, we entered into a sales agency agreement with Atlantis Co., Ltd. (“Atlantis Japan”), giving Atlantis Japan exclusive rights to sell our Bluefin tuna in Japan.  We will pay Atlantis Japan 2% for all sales up to 4.0 billion Japanese Yen (approximately $52.0 million) and 1.0% for all sales above that amount.  Commissions under the agreement are payable quarterly.  The agreement was effective retroactively to July 1, 2011 and expires March 31, 2012.  Atlantis Japan is a wholly owned subsidiary of Atlantis.

It is contemplated that pricing of products sold through Atlantis Japan will be based on negotiation between Atlantis Japan and the customers based on criteria set by us.  All sales are subject to our review and approval.

Customers

For the year ended June 30, 2011, Atlantis Japan, Atlantis’s wholly owned subsidiary, purchased from us approximately $40.6 million worth of products, representing approximately 71% of our total sales for the year.  An additional 27% was sold to large Japanese importers.

The following table shows our principal customers and the amount purchased by each as a percentage of our total sales for the years ended June 30, 2011 and 2010.

	Year Ended June 30
	2011	2010

Atlantis Japan and other Atlantis Group Subsidiaries	71.9%	—
Mitsubishi Corporation	10.8%	—
Global Seafoods Co., LTD	9.3%	—
Sirius Ocean Inc.	6.9%	16.5%
Daito Gyorui Co., Ltd	—	82.6%

Frozen and Fresh Fish

Harvesting tuna from Kali Tuna occurs typically during the months of November to March when low water temperatures optimize the quality of tuna meat.  Over 98% of our production at Kali Tuna is sold as frozen fish which typically will be picked up by the customer in its own specially equipped freezer vessels for transport to Japan.  When selling fresh fish to a customer, Kali Tuna ships the processed fish by overnight delivery to the requested location.  Kali Tuna does not intend to make significant sales of fresh fish during the current year.

Harvesting tuna from Baja occurs typically during the months from September through March when low water temperatures optimize the quality of tuna meat.  When selling fresh fish, Baja will ship the processed fish by overnight delivery to the requested location.

Baja sells approximately 85% of its fish as frozen product.  The remaining 15% is sold fresh where the fish is harvested, cooled, packed in ice and then sent via air-freight to Japan.  Baja has sold frozen fish through both land-based (rented) containers and specially equipped freezer vessels.  In the future we expect most frozen product will be sold utilizing freezer vessels as the freezer vessels are currently more efficient from a processing standpoint.

Raw Materials

Our raw materials consist primarily of bait, including sardines, anchovies, mackerel, and other small fish used as fish feed. We strive to catch as much as possible of the bait ourselves.  Kali Tuna purchases most of the bait from third party vendors.  Baja catches most of the bait itself with the balance being purchased from third parties.  Raw materials may be subject to price fluctuations, as further explained in the Risk Factor beginning, “We may be adversely affected by fluctuations in raw material prices.”

Research and Development

Our subsidiary, Kali Tuna, conducts research and development in two specific areas: closed lifecycle bluefin tuna farming, known as the Propagation Program, and optimizing feed efficiencies by way of studying nutrition and feeding habits of fish.

Propagation Program

Through Kali Tuna, we have been conducting research and testing in the area of naturally spawning Bluefin tuna in captivity with the objective of closing the life cycle on a commercial scale utilizing existing and newly purchased low-cost infrastructure (i.e. farming Bluefin tuna that is born and raised in captivity).  The Propagation Program is intended to produce self-sustaining quantities of Bluefin tuna juveniles ready for farm grow-out pending environmental factors and hatchery technologies.

The initial stage of the program involved the capture of young Bluefin tuna and keeping them in Kali Tuna’s cages until they reach sexual maturity (typically aged over three and a half years old), at which point they become known as “brood stock.”  The spawned eggs from Kali Tuna’s specially nominated brood stock were collected and hatched over consecutive years.  Eventually, we expect the Bluefin tuna hatched through this process to grow into sexually mature fish that will spawn to be come first generation fully closed life-cycle blue fin tuna.  The program will accelerate as soon as we finalize customization of a hatching facility.

To that end, during the first half of 2011, Kali Tuna purchased a vessel for customization into the world’s first floating Bluefin tuna hatchery.  Kali Tuna also contracted local dry dock and engineering service companies to paint and refurbish the vessel to ready it for hatchery customization. The floating hatchery facilitates the transport of the newly hatched fish to locales where the water temperatures are high enough for young fish transferred into sea cages located in that environment to survive.  The hatchery is designed with a capacity to produce approximately 15,000 juveniles per hatching batch for ocean transfer. Multiple hatching runs may be possible should the brood stock spawn over a sufficient period to continue juvenile production.

Total funds spent to date on the procured vessel and refurbishment costs are approximately $0.4 million.  Total project infrastructure cost, including hatchery equipment procurement and engineering customization, is estimated between $2.3 million to $2.7 million with an annual operational cost of approximately $0.3 million, excluding depreciation and financing costs.  Hatchery customization work agreements are on hold until such time as we allocate funding expected to be available from sales proceeds.

We believe that the Propagation Program represents an important long-term research and development project that it is not expected to yield a commercially viable business opportunity during the first five years of the hatchery’s operation.

Major challenges to a successful completion of this research program include:

•	the lack of high quality fertilized eggs during the spawning season;
•	naturally high rate of mortality among juvenile fish exposed to varying water temperatures;
•	fatal collisions that occur when juvenile tuna fins are underdeveloped which prevents them from maneuvering and causes them to crash into tank walls and ocean nets; and
•	possible disease exposure among juveniles, although no diseases have been identified in any of our tuna farming locations.

In addition to closing the life cycle, increased spawning and hatching of our own propagated brood stock may reduce the need for catching fish in the wild.  It may eventually result in a release of self-propagated live stock into the wild.

Fish Feeding Habits

Kali Tuna researches the feeding habits of the Bluefin tuna for the purpose of determining the optimal way of feeding the fish at its sites.  Improving the Food Conversion Ratio or FCR, which represents the number of kilograms of feed needed to produce one kilogram of fish, facilitates achieving maximum feeding efficiencies and cost savings.

During the fiscal year ended June 30, 2011 we spent approximately $0.6 million on research and development projects.  During the fiscal year ended June 30, 2010, our R&D expenditures were negligible.

Our Principal Competitive Strengths

We believe that we have the following competitive strengths:

We have the most seasoned operations in our geographic areas.  Kali Tuna was the first commercial tuna farm in the Mediterranean and Adriatic areas.  The farm was built by people who had previously been leaders in the tuna farming business in Port Lincoln, Australia.  All farm operations were set up according to the high standards used in Australia.  Most of the key crew members have been with Kali Tuna from inception.  Baja was also founded by people who had previously been providers of feed and buyers in the tuna farming business in Australia. Many of the key crew members have been with Baja since its early years.

We have strong personal relationships within our target market.  Following the acquisition of Kali Tuna by Atlantis Group in 2005, and our acquisition of Baja in 2010, both Kali Tuna and Baja were able to enhance their already considerable reputation in the Japanese fish market as a result of strong personal relationships between Atlantis executives and Japanese market leaders.  Japanese business is generally built on personal trust, extensive knowledge regarding product quality assurance and a high level of expertise.  Oli Steindorsson, our Chairman, CEO and President and a director of Atlantis, is fluent in Japanese and has spent extended periods of time residing in that country.  This has allowed us to capitalize on his experience, together with the team at Atlantis’ Japanese subsidiary, and further solidify our position as a trusted source of high quality fish products.

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

We operate in unique farming environments.   There are no predators, such as sea otters, sea lions or sharks, in Adriatic waters that might attack the fish in captivity.  In the Pacific, where there are natural predators, we build the cages to keep the predators out.  The waters where the farming sites are located are pristine with few cases of red or blue tide caused by the damaging build-up of algae.  There is no industrial production nearby either area and there is exceptionally clean water in both places. With the islands surrounding the farm sites, they are sheltered naturally against most storms.  In addition, the salt and oxygen levels and the water temperature offer a good combination of conditions for sustainable growth of our tuna.

We have an experienced and knowledgeable workforce and a very low employee turnover at each of the operations.   Some of our employees have been working for us for more than 10 years.  Kali Tuna employees have regularly been requested to assist in external operations worldwide as far as Australia and Mexico.  All of the management in Croatia is fluent in English while a number of our key marketing people have multilingual skills that include Japanese. Most of the management in Mexico is fluent in English.

We have reached major breakthroughs in our research and development efforts to close the full circle farming process. If our success in spawning and hatching in captivity at Kali Tuna can be commercially implemented, we will become less dependent on wild catches of tuna for both subsidiaries.

We possess valuable government farming input quotas, permits and concessions at both locations. Kali Tuna has farming concession permits for up to 4,800 metric tons of holding capacity with an allowable input of 1,818 metric tons per annum granted by the government of Croatia.  Baja has concessions in Mexico from the government of Mexico which are not based upon a total mass of tuna at any point in time, but instead on limits of the input of new fish.  The concessions owned by Baja allow input of an additional 2,320 metric tons of new fish per annum.

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

We believe that the following will be some of the critical elements in fulfilling our strategy to become the world leader in the Bluefin tuna trade:

•
Build up enough livestock to create carry-over inventories.  Our objective has been to lengthen the farming cycle.  This is expected to result in the greatest weight growth and an increase in the price paid per kilogram of fish by our buyers (the bigger the fish, the better the price per kilogram).  In addition, it will mitigate the effects of short-term fluctuations in catching due to weather or other abnormal situations that may occur. Kali Tuna’s live stock inventories biomass increased from 1,315 metric tons at June 30, 2009 to 1,880 metric tons at June 30, 2011.  Baja’s live stock inventories totaled 1,530 metric tons at June 30, 2011.

•
Strategic investments.  We will seek to acquire stakes in tuna farming and fisheries with farming and/or fishing licenses in selected areas in countries with successful Bluefin tuna farming history that will synergize with our existing operations.  We have identified a number of additional targets.  However, progress in this area is dependent on available financing.

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

•
Consolidating and upgrading of the fleet.   We intend to reduce the existing catching capacity to fewer and more efficient vessels as the quota system develops.  One of the important factors in sustainable fisheries management is to avoid overcapacity of fleet, which is caused by underdevelopment in regulatory environments.  We believe that a key part of sustainable resource management is to ensure that the harvesting of resources is done in the most efficient and economic way while at the same time, maximizing the value and quality of each fish.  However, progress in this area is dependent on available financing.

•
Increase our research and development.  We intend to increase our efforts on closing the Northern Bluefin tuna cycle in cooperation with leading research institutes in this field as well as enhancing feeding techniques to continue our efforts to minimize the food conversion ratio (FCR) of tuna. We also intend to establish and fund a research center in Kali, Croatia to focus on these issues.  However, progress in this area is dependent on available financing.

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

Sustainable Farming

The concept of sustainable development has been popularized by the 1987 World Commission on Environment and Development.  It defined “sustainable development” as meeting the needs of the present generation, without compromising the needs of future generations.  The idea of sustainability has caught up with aquaculture partly because of pressure from environmental groups.  In 1998, the Holmenkollen Guidelines for Sustainable Aquaculture were formulated.  These guidelines recommended, among other things, that new technologies and management procedures should be utilized so that the quality and quantity of aquaculture products is improved and the risk of adverse effects on the environment and on the livelihood of other people, including future generations, is reduced.  The guidelines also recommended:

(1)	strict compliance with internationally agreed food safety, environmental safety and ethical criteria if genetically modified organisms or hormones are utilized in the production, as well as;
(2)	giving priority to the development of integrated fish farming and of sources for animal feed other than fish protein and fish lipid.

We fully endorse the idea of sustainable farming.  Our scientists have achieved some encouraging results in the area of breeding tuna in captivity.  Nevertheless, we believe that commercialization of this propagation program is still a number of years away.  We are committed to continuing this research project with the ultimate goal of commercializing the full circle farming process.  We have consistently worked closely with the local fisheries ministry in Croatia to formulate rules governing the industry and we are committed to working closely with the local fisheries for both operations.

Competition

In general, the aquaculture industry is intensely competitive and highly fragmented.  We compete with various companies, many of which are producing products similar to ours.  Some of our competitors may be – in certain parts of their business - more established and may have significantly greater financial, technical, marketing and other resources than we presently possess.  Some of our competitors may have a larger customer base.  These competitors may be able to respond more quickly to new or changing opportunities and customer requirements, and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies.

Our competitors in the Adriatic and Mediterranean that produce Bluefin Tuna are Fuentes e Hijos (Spain), Aquadem (Turkey), Azzopardi (Malta), Sagun (Turkey) and Balfego (Spain).  According to a report11 issued by ICCAT, Kali Tuna has the largest output in the area based on output licenses granted to individual companies.  Kali Tuna at the present holds approximately 53% of all production licenses issued in Croatia, or 4,240 tons out of 7,880 totally issued.  We are aware of competitors in the Mexican region that produce Bluefin Tuna, including Maricultura del Norte (Mexico).  Baja Aqua Farms occupies 60 cages out of less than a total of 100 cages in the area of its operation.

Through our senior management and our largest shareholder, Atlantis Group, we maintain strong relationships with Japanese purchasers, which greatly enhances our ability to market and sell our products into the world’s largest market and maintain and expand our competitive position.  We produce a premium, sashimi grade product “toro” tuna, which is a high fat content belly tuna commanding the highest prices at auctions in Tokyo.  We will continue building on our reputation and personal relationships to ensure strong demand for our products in Japan.

With respect to potential new competitors, although there are no formal barriers to entry for engaging in similar aquaculture processing production and activities in Croatia and Mexico, we believe that it is difficult and costly to start an operation comparable in size to ours.  The principal barriers to entry are the shortage of available sites for farms in the local Croatian waters and the reluctance of Mexican officials to grant new permits and concessions for farming in Mexico so as to discourage additional Bluefin fishing.  As a result, concessions for such sites are difficult to obtain.  In addition, our labor force is highly specialized and individuals with the requisite expertise who could manage this type of business are in short supply.  Finally, to build a consistent farming cycle of two or three years, as we have already achieved, is highly capital intensive, time consuming and can only be done with high expertise, experience and research.

Regulation

Environmental Laws

We are subject to international quotas and to various national, provincial and local environmental protection laws and regulations, including certifications and inspections relating to the quality control of our production.  During each of the years ended June 30, 2010 and June 30, 2011, we spent approximately $0.2 million on environmental law compliance, consisting primarily of various ICCAT inspection fees.

Croatian Environmental Law

Kali Tuna is subject to laws and rules that regulate the location, design and operation of its farming sites.  Under Croatia’s Environment Protection Act of 2007, Kali Tuna is required to apply for location permits which are issued by the respective authority for each farming location and in accordance with local ordinances.  Applications must be accompanied by an environmental impact assessment that will identify, describe and evaluate in an appropriate manner the impact of the relevant project on the environment, by establishing the possible direct and indirect effects of the project on the soil, water, sea, air, forest, climate, human beings, flora and fauna, landscape, material assets, cultural heritage, taking into account their mutual interrelations.  Concession contracts (discussed below) relating to each site are entered into based on the relevant location permits.

Kali Tuna is also subject to ongoing environmental monitoring requirements, including testing the quality of the water and performing emission measurements for all its installations.

11 The report may be viewed at
(http://iccat.org/en/ffbres.aspcajaFlag=checkbox&cajaFFBName=checkbox&cajaOwna=checkbox&cajaOwad=checkbox&cajaReg=checkbox&cajaOpna=checkbox&cajaOpad=checkbox&selectOrder=1&selectOrder2=6&selectInterval=-1&Submit=Search).

Kali Tuna has obtained location permits for each farming location and each permit was approved by the Ministry of Environmental Protection and it believes that it is in material compliance with applicable environmental laws and regulations.

Mexican Environmental Law and Compliance

The Mexican General Act for Ecologic Balance and the Protection of the Environment of 1988 (the “General Act”) was influenced by U.S. environmental laws such as the Clean Water Act, Clean Air Act and National Environmental Policy Act.  The General Act created for the first time specific criminal and administrative sanctions for failure to comply with regulations regarding hazardous materials. It further provides for a federal environmental agency to issue technological standards under which federal, state and local governments could impose sanctions for non-compliance.

Under the General Act, Baja is required to obtain a license for all its activities.  It further provides that applications for a license must show that all activities for which a license is sought must be in compliance with national, state and municipal zoning programs as well as with applicable marine ecological land zoning programs.  These programs are formulated by a central authority, or SEMARNAT, in accordance with the General Act.  The application process requires the submission of an environmental impact statement.  Upon review and approval of the application, the SEMARNAT will issue an authorization of environmental impact.

Baja is also subject to the National Waters Act and the General Act for Sustainable Fishing and Aquaculture, which among other things governs the grant of concessions for commercial fisheries.  Baja is also required to monitor its activities on all its farming sites for ongoing compliance and it is subject to periodic inspections.

Baja has obtained permits for each farming location and it believes that it is in material compliance with applicable environmental laws and regulations.

International Quotas

Internationally, ICCAT regulates Atlantic Bluefin tuna quotas that are allocated to and enforced by individual countries, including Croatia.

Farming Concessions

Our farming sites are operated under concessions granted by the national authorities.  These concessions are subject to renewal from time to time.  Currently, Kali Tuna operates five sites with an input capacity of 1,818 metric tons of new fish per annum with a total farm holding capacity of 4,800 metric tons.  These concessions expire between 2018 and December 2026 at which point they will be open for public bid.  The concessions in Mexico are not based upon a total mass of tuna at any point in time, but instead on limits of the input of new fish.  The concessions owned by Baja allow input of an additional 2,320 metric tons per annum.  These concessions expire between April 2012 and December 2026.  All four of these concessions are renewable through the department of fisheries in Mexico.

Following is a detailed breakdown of the Kali Tuna farming sites and the terms of its concessions:

Site	Capacity/Permit to Farm (in metric tons)*	Surface (in m2)	Expiration Date
Mrdjina	1,240	160,000	February 28, 2026
Fulija-Kudica	500	120,000	December 23, 2018
Zverinac	1,500	140,000	December 14, 2026
Kluda	1,000	157,000	October 31, 2016
Ispred Morotove Glave	560	40,000	April 30, 2012

Total	4,800	617,500

*       Based on maximum holding capacity at any given time.

All concession permits are awarded to Kali Tuna for the period until the indicated expiration dates, and are not subject to adjustment for any reason.  Kali Tuna is required to conduct monitoring on a quarterly basis at all sites, which monitoring is conducted by an independent company.  We are also obliged to have monthly sea water analyses performed pursuant to rules promulgated by the Institute for Public Health in Zadar.

Following is a detailed breakdown of the Baja farming sites and the terms of its concessions:

Site	Capacity/Permit to Farm (in metric tons)*	Surface (in m2)	Expiration Date
Isla Coronado	720	1,470,000	November 23, 2020
Bahia Salsipuedes	400	500,000	May 2, 2012
Isla de Cedros	800	1,090,000	October 10, 2014
Bahia Salsipuedes	400	1,000,000	October 10, 2015

Total	2,320	4,060,000

*           Based on maximum input per annum.

In addition, Croatian and Mexican governmental agencies require commercial fishing vessels to be licensed.  Individual operators of the vessels are also subject to permit requirements.

We believe that Kali Tuna and Baja are currently in compliance with all material aspects of these quota and licensing requirements.

Staff

As of June 30, 2011, Umami employed 11 individuals, including executive and finance personnel.  Kali Tuna had 97 employees (including 27 part-time employees) and MB Lubin had 47 employees (including one part-time employee).   Baja had 360 full-time staff most of whom were employed by an independent labor contractor, including 19 administrative staff members, 200 farm workers, 121 fishermen and 20 employees active in other operations.  Seasonal changes occur as a result of additional hires required during the fishing season.  None of our staff is represented by a labor union, and both Kali Tuna and Baja consider their staff relations to be excellent.

Reports to Securityholders

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. You may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically.

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

Sales of tuna typically occur during the winter when the sea temperature is lowest to maximize the quality and value of the product (October to March).  There are generally no sales generated during the rest of the year.  Accordingly, we need to finance our operations with available capital during the non-selling months.  We believe we will have sufficient capital to maintain and grow our remaining biomass through the 2012-2013 harvest season which will take us through the next twelve months.

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

Ongoing liquidity issues may hamper our ability to operate our business.

Our business is highly seasonal.  Our harvesting season extends primarily from October to March when the waters are coldest resulting in the firmest and highest quality meat.  During this period we generate substantially all of our annual revenues.  For the remainder of the year we have been reliant primarily on short-term bridge loans as a source of cash to fund our operations.  In the past, we have been able to secure short-term loans to cover temporary cash needs.  If for any reason we are unsuccessful in securing these types of financing arrangements and we are unable to find alternative sources of liquidity, we may be required to curtail our operations.

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

In the Mediterranean Sea and the Pacific Ocean, large quantities of Bluefin tuna are caught for on-growing in fish cages. Statistics for culturing are even less accurate than official catch statistics.  Experts estimated the total Atlantic Bluefin aquaculture production during 2006 between 20,000 and 30,000 metric tons and the Mexican Pacific Bluefin aquaculture production during 2006 between 3,000 and 5,000 metric tons.

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

Fish farming is a highly regulated industry.  Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities.  For example, commercial fishing operations are subject to government license requirements that permit them to make their catch.  In addition, our offshore farms that harbor the cages containing our tuna livestock are constructed pursuant to concessions granted by the local governments that have jurisdiction over the waters where our farms are located.  Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to changes in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or a loss or denial of extensions, to any of these licenses or permits could hamper our ability to produce revenues from our operations.

We are dependent on an affiliate and third parties for our fishing and towing operations.

A large portion of our Kali Tuna fishing and towing operations is conducted by MB Lubin, an affiliated entity that is majority owned by Dino Vidov, Kali Tuna’s General Manager.  MB Lubin owns a fleet of seven fishing vessels that catch fish, typically in the Adriatic, store them in cages and tow those cages back to our farming locations where they are transferred into permanent holding pens.  Kali Tuna does not have its own fishing vessels and, moreover, does not possess the requisite licenses to catch its own fish. If for any reason, MB Lubin became unable or unwilling to continue to provide its services to Kali Tuna, this would likely lead to a temporary interruption in  the supply of fish at least until Kali Tuna found another entity that could provide these services for it.  Failure to find a replacement for MB Lubin, even on a temporary basis, may have an adverse effect on our results of operations.

Similarly, our Baja fishing operations are currently conducted through third party leases of boats that have fishing licenses for Bluefin tuna and are capable of catching the fish live.  If for any reason we are unable to obtain such leases along with the rights to acquire the Bluefin tuna in a given year we would likely have a temporary interruption in the supply of fish coming into the farm.  Failure to find a replacement for MB Lubin in the case of Kali Tuna, or lease or acquire boats with the requisite ability and licenses in the case of Baja, even on a temporary basis, may have an adverse effect on our results of operations.

Almost all our products are sold to only a few customers.

Kali Tuna and Baja have derived, and over the near term expect to continue to derive, all of their sales from a small number of customers.  Almost all of their products are sold to only a few trading houses for further sale into the Japanese market.  The loss of any of these customers or non-payment of outstanding amounts due to Kali Tuna or Baja by any of them could materially and adversely affect our business in terms of results of operations, financial position and liquidity.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and our officers and directors because some of them reside outside the United States.

A number of our key directors and officers, including Oli Valur Steindorsson, our Chairman, President and Chief Executive Officer, James White and Mike Gault, two of our directors, reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

We may be adversely affected by fluctuations in raw material prices and selling prices of our products.

The products and raw materials we use may experience price volatility caused by events such as market fluctuations, weather conditions or changes in governmental programs. Raw materials consist primarily of bait, including sardines, anchovies, mackerel and other small fish.  The market price of these raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market.  These price changes may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit.

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

If we lose Oli Steindorsson, our Chairman, our business could suffer.  He has extensive contacts in Japan where most of our revenues are generated and is fluent in Japanese.  We have entered into an employment agreement with Mr. Steindorsson.  The loss of Mr. Steindorsson could have some effect on our operations.  If we were to lose our Chairman, we may experience temporary difficulties in competing effectively, developing our technology and implementing our business strategies. We do not have key man life insurance in place for any of our key personnel.

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

Ineffective disclosure controls and procedures and internal control over financial reporting may result in material misstatements of our financial statements.

In this annual report on Form 10-K for the year ended June 30, 2011, we have disclosed that our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting were not effective.  This conclusion was based on their assessment that there were control deficiencies that constituted material weaknesses, such as:

●	Limited number of personnel with US GAAP and complex technical accounting expertise which in turn prevented the financial statement close process from operating effectively;
●
insufficient policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission; and

●	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies, if un-remedied, may result in the future, in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been, or may not be, prevented or detected on a timely basis.

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

Our involvement in the fish farming industry may result in liability for pollution, property damage, personal injury or other hazards. Also, we are subject to loss or mortality of our tuna inventories.  Although we believe we have obtained insurance in accordance with industry standards to address such risks, such insurance has limitations on liability and/or deductible amounts that may not be sufficient to cover the full extent of such liabilities or losses. In addition, such risks may not, in all circumstances, be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities or incurring uncovered losses of our tuna inventories would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability or loss for such events.

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

Baja Aqua Farms is located in an area that is subject to severe storms and local predators that may damage our inventory thereby inhibiting our ability to obtain financings.

A large portion of our cash needs are met by short-term loans that are secured by live fish inventory.  Our subsidiary, Baja Aqua Farms, located in Baja, Mexico, maintains its farming operations off the Pacific coast.  This area is frequently visited by severe storms.  These storms can cause (as they have in the past) serious damage to the cages.  As a result, the Bluefin population may escape from the cages.  The fish may also be targeted by local predators such as seals, sea lions and sharks.  We maintain only limited insurance covering these losses.  If these events occur with greater frequency, we may incur significant losses resulting in a negative impact on our results of operations.  In addition, loss of value of our live inventory may prevent us from obtaining secured short-term loans which would hamper our ability to operate our business.

Potential conflicts of interest with our majority shareholder may result in actions that are adverse to our interests and those of our shareholders.

Atlantis Group hf, an Icelandic corporation, is a major supplier of fresh and frozen premium sustainable fish and seafood in Australia and Europe.  It is the beneficial owner of more than 50% of our issued and outstanding shares.  In addition, Oli Valur Steindorsson, our Chairman, President and Chief Executive Officer, and Mike Gault, one of our directors, are shareholders and executive officers of Atlantis.  As a result, Atlantis exercises absolute control over the affairs of the Company.  Although we have created internal mechanisms for the resolution of potential conflicts of interest, there can be no assurance that in the future, Atlantis and the afore-mentioned individuals will necessarily act in our best interest.

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

RISKS RELATED TO OUR COMMON STOCK

There has been a limited trading market for our common stock and no market for our warrants.

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

The common stock may not be actively traded, and the bid and ask prices for our common stock on the Over-the-Counter Bulletin Board may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

Because we missed the filing deadlines for this year’s annual report and one of our recent quarterly reports, if we miss one more deadline, our stock will be subject to being stricken from the OTC Bulletin Board, resulting in greater difficulties to trade our stock.

Our common stock is included for quotation on the OTC Bulletin Board. Under the rules of FINRA, the self-regulatory organization that governs the OTC Bulletin Board, if an issuer fails to file a complete required annual or quarterly reports by the due dates for such reports three times in the prior two-year period, its securities will be removed from the OTC Bulletin Board. FINRA has advised us that we have failed to file our most recent annual report as well as one of our recent quarterly reports in a timely manner during the two year measurement period. Therefore, if we miss one more deadline, our common stock will be subject to removal from the OTC Bulletin Board. Such removal may limit the liquidity of our common stock, could replace the market price of our common stock and/or hamper our ability to raise additional capital.

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

We may not declare dividends for the near future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors would not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our Common Stock.

Directors and officers of the Company have a high concentration of common stock ownership.

Based on the 59,512,066 shares of common stock that are outstanding (excluding shares underlying Warrants) as of September 30, 2011, our executive officers and directors beneficially own approximately 61% of our outstanding common stock.  Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of the Company.  Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our board of directors and the outcome of actions brought to our shareholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our shareholders.

Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock may be considered a “penny stock” and be subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

ITEM 2.  PROPERTIES.

Kali Tuna owns approximately 75,000 square feet of land in Lamjana Bay, Community of Kali, Croatia, consisting of approximately 53,000 square feet of working area, housing the main office building, cold storage building processing plant and two warehouses.  Kali Tuna also has the right of use of a ship wharf located adjacent to the property under a ten-year concession agreement that expires in 2013.  Kali Tuna believes that suitable additional space to accommodate its anticipated growth will be available in the future on commercially reasonable terms.

Baja leases buildings of approximately 65,000 square feet of working area in Ensenada, Baja California, Mexico, housing the main office building, building processing plant and two warehouses under a number of separate lease agreements that expire between September 2012 and October 2014.  Baja believes that suitable additional space to accommodate its anticipated growth will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may be named in claims arising in the ordinary course of business. Currently, except as described below, no legal proceedings or claims are pending against us or our subsidiaries that could reasonably be expected to have a material adverse effect on our business and financial condition.

Financial Police of the Ministry of Finance of the Republic of Croatia

In June 2008, Croatian Financial Police concluded an inspection of certain of Kali Tuna’s transactions and alleged the following underpayments of taxes and related interest:

●
Underpayment of value added taxes for calendar year 2006 and related interest, totaling approximately $1.5 million, relating to the sales of Kali Tuna’s inventory to its 50%-owned subsidiary, Kali Tuna Trgovina, at its (purchase) production cost.

●
Unpaid taxes on profit for the year ended June 30, 2007 and related interest, totaling approximately $0.1 million, relating to sales of Kali Tuna’s inventory to Atlantis Resources ehf (an Icelandic subsidiary of Atlantis Group, which was Kali Tuna’s ultimate parent at the time).

Any underpayments that are ultimately upheld at the conclusion of a permitted appeal process will be subject to liability for additional interest and penalties.  In addition, Kali Tuna could be held liable for similar transactions completed during subsequent years.  As the applicable amounts of additional taxes and interest for those periods are dependent upon the assessment done by the Financial Police,  such amounts cannot be estimated at the current time.  Kali Tuna successfully filed an appeal to contest these allegations and the matter was dismissed by the Appellate Body of Ministry of Finance. However, dismissal did not terminate the process.  The Financial Police were required to repeat the inspection procedure, taking into account all the facts and proofs being proposed and disclosed by Kali Tuna during the process.

The subsequent inspection ended with the same allegations and Kali Tuna again appealed in April 2010.  The appeal was once again successful and the claim was dismissed, but the Financial Police must repeat the inspection for the third time. Kali Tuna will continue to contest the allegations.

Our management expects, based upon the facts and circumstances of the relevant transactions, that Kali Tuna will ultimately prevail and that it will not incur any material liability.  Accordingly, the consolidated financial statements include herein do not reflect any adjustments related to this contingency.

Croatian Customs Authorities

In February 2011, Croatian Customs Authorities (CA) declared Kali Tuna, together with another Croatian tuna farming entity (the “seller”), jointly liable for a tax debt totaling about $0.9 million related to the purchase of live tuna and some bait  that the seller sold to Kali Tuna. The tax debt consists of customs duties, value added tax and default interest which the CA allowed the seller not to pay based on the expected export of the live tuna.  Since the seller instead sold the tuna locally to us, the duties, taxes and interest became payable immediately.  Due to its insolvency and bankruptcy, the seller was only able to pay $0.1 million of the debt.  Although Kali Tuna filed a complaint contesting the CA decree, it paid the $0.8 million in April 2011 in order to avoid possible enforcement.  We expect, based upon the facts and circumstances, that Kali Tuna’s appeal should ultimately prevail and the CA decree will be annulled and that any funds paid will be reimbursed.

Mexican Tax Case

In 2007 Baja was audited for the tax year 2002 by the Taxing Authority.  Based on the audit, the Taxing Authority alleged that Baja owed additional taxes of approximately $1.5 million for items not deemed deductible and items regarded as income rather than as shareholder investments, plus interest and penalties of approximately $0.1 million.  Baja appealed the ruling and the decision was reversed by the First Northwestern Regional Court of the Federal Court of the Fiscal and Administrative Justice on procedural grounds.

Subsequently, the Taxing Authority appealed the reversal.  Baja has filed for a so-called joinder review for the purpose of upholding the reversal, which proceeding is currently pending at the Collegiate Circuit Court, located in Mexicali, Baja California.  Our management is confident that it will prevail in this matter.

Item 4.  [REMOVED AND RESERVED]

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been included for quotation on the OTC Bulletin Board under the stock symbol “UMAM” since August 20, 2010.  Prior thereto, it was included for quotation on the OTC Bulletin Board traded under the symbol “LNLT”.

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

Year Ended June 30, 2010	HIGH	LOW
Third Quarter	$0.08	$0.06
Fourth Quarter	$1.30	$0.08

Year Ended June 30, 2011	HIGH	LOW
First Quarter	$4.25	$1.53
Second Quarter	$4.25	$1.78
Third Quarter	$3.29	$1.60
Fourth Quarter	$3.25	$2.70

On September 30, 2011, the closing price for our common stock on the OTC Bulletin Board was $2.10 per share.

Number of Stockholders

As of September 30, 2011, there were approximately 113 holders of record of our common stock.

Dividends

We have not declared any dividends during either of the two most recent fiscal years.

Sales of Unregistered Securities

In April 2011, in conjunction with a public and investor relations service provider agreement, we granted the provider 150,000 five-year warrants to purchase our common stock for $1.50 per share.

On June 2, 2011, we issued 100,000 shares of our common stock in settlement of a dispute over an investor relations agreement to which we were a party.

On October 9, 2011, we issued warrants to purchase 650,000 shares of our common stock to certain placement agents and their respective affiliates as compensation for services rendered and in settlement of a dispute related thereto. The warrants are exercisable for a period of five years and are at exercise prices ranging from $1.00 to $1.65 per share with the average being $1.43 per share. The exerciser price of the warrants may be reduced in certain circumstances. (See Note 10. – Stock Options and Warrants  – Stock Warrants – Stock Warrants issued to placement agents as compensation and settlement of dispute on page F-23)

These securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereunder, as they were issued in reliance on the recipient’s representation that they were accredited (as such term is defined in Regulation D), without general solicitation and represented by certificates that were imprinted with a restrictive legend. In addition, all recipients were provided with sufficient access to Company information.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of our financial condition as of June 30, 2011 and our results of operations and cash flows for the twelve months ended June 30, 2011 and 2010.

Prior to June 30, 2010, we were a shell company known as Lions Gate. On June 30, 2010, Lions Gate and Atlantis completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin, in consideration for the issuance to Atlantis of 30.0 million shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna, a wholly-owned subsidiary of Bluefin and indirect subsidiary of Atlantis, became our indirect wholly-owned subsidiary. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes. In August 2010, we changed our name to Umami Sustainable Seafood Inc. (“Umami”).

On July 20, 2010 we acquired 33% of Baja and Oceanic and on November 30, 2010 we acquired virtually all of the remaining shares of Baja and all of the remaining shares of Oceanic.  We now own 99.98% of Baja and 100% of Oceanic.

Executive Overview

Our objective is to become the leader in aquaculture for bluefin tuna by growth of our biomass, live catching of bluefin tuna for subsequent farming and by acquisition of existing bluefin tuna operations. Our focus is on environmentally sound practices and the long term sustainability of the species, and we intend to seek opportunities resulting from market consolidation and scientific progress in the industry.  We also intend to continue our research into closed cycle farming technology for Bluefin tuna.  This research has produced encouraging results, although we expect commercial success still to be a number of years away.

We own and operate Kali Tuna, which is an established Croatian-based aquaculture operation raising Northern Bluefin tuna in the Croatian part of the Adriatic Sea.  Our results of operations reflect the operating results of Kali Tuna for full years for the twelve months ended June 30, 2011 and 2010.  From June 2011 through September 2011 we completed a series of acquisitions of Croatian concessions that increased the capacity of our farms in Croatia from 3,240 metric tons to 4,800 metric tons. While we have added farming capacity, due to capital resource constraints, we have not yet expanded our biomass to utilize such additional capacity.  Nevertheless, we intend to increase our production and biomass utilizing this additional capacity as capital resources are secured.

We also own and operate Baja Aqua Farms, which is an established Mexico-based aquaculture operation raising Pacific Bluefin tuna in the Pacific Ocean in Baja California, Mexico. We acquired 33% of this operation on July 20, 2010 and acquired virtually all of the remaining interest in this operation on November 30, 2010 (we now own 99.98% interest in this operation).  Our results of operations reflect our 33% equity interest in this operation for the period July 20, 2010 through November 30, 2010 and the results from December 1, 2010 and forward reflect and will reflect full consolidation of the operating results of this operation.

Our sales are highly seasonal.  The quality of our fish is at its best when the waters cool down from the summer months.  In Croatia, our ideal harvest months are typically from November through February, and in Mexico from September through March although we will try to complete our harvests prior to the middle of December to minimize unnecessary risk to our biomass as a result of winter storms in the Pacific Ocean that generally occur from late December through February.  As a result, the first quarter (the three months ending September 30) and fourth quarter (the three months ending June 30) of our fiscal year will generally have little or no sales.  For the year ended June 30, 2011, 25% of our sales were in the second quarter, 74% of our sales were in the third quarter and 1% of our sales were in the fourth quarter.  For the year ended June 30, 2010, 19% of our sales were in the second quarter, 80% of our sales were in the third quarter and 1% of our sales were in the fourth quarter. For the quarter ending September 30, 2011 we will have significant sales as our management decided to meet current liquidity needs by harvesting some of our fish early.  Our fiscal year, which starts on July 1 and ends on June 30, is a natural fit for our farming operation in that each fiscal year represents a full annual harvest cycle.

Our operations are subject to conditions of nature primarily related to water quality, storms and/or natural predators.  Storms at our Baja operation can damage cages to the point where biomass may escape or be killed.  Storms also may allow predators such as seals to enter the cages and attack the fish.  Storms are generally less severe at our Kali location and the farms are more protected by natural features such as islands.  Also, our Kali Tuna operation has no natural predators that attack our fish.  Both operations carry insurance for loss subject to deductibles.  In December 2010 and January 2011 we incurred losses at our Baja operations caused by storms and related damage including loss of fish due to predators.

As a result of the highly seasonal, nature of our business, our cash flow and requirements for capital are also highly seasonal.  Sales proceeds are generally collected within two weeks of harvest and once the annual harvest for each operation has been completed we need to rely on cash proceeds collected from the harvest along with bank borrowings and other capital resources to fund the period between harvests.  Our operating plan retains biomass at the end of each harvest for further on-growing for a period of up to three years for any given fish and, accordingly, we need to continue to feed the fish and maintain the farming operation year-round.  Additionally, Kali Tuna catches bluefin for farming in May and June and Baja catches bluefin for farming generally from June through August.  Such fishing activities require funds during periods where we are receiving no revenue from harvesting.  Finally, we have year-round general and administrative costs and interest expense that must be funded.  Ensuring sufficient liquidity during the months that we generate no cash receipts from sales is one of the challenges in our business.

During the year ended June 30, 2011, we experienced liquidity shortfalls that necessitated financing a portion of our operations in Mexico with short-term, high-cost bridge loans from private lenders.  The interest cost, transactional costs and, for certain financings, costs related to the issuance of warrants have significantly increased our cost of capital for the year ended June 30, 2011.  We expect this high cost of interest to continue until the middle of the quarter ending December 31, 2011 at which point we expect to have repaid our high-cost bridge loans with proceeds from the harvest.  We believe our Croatian operation is properly financed, and we are actively working on mid to long-term financing for our Mexican operation to avoid these high-cost debt instruments.

Key biomass measures

Our biomass increases as a result of growth of the fish at the farming operation, annual live catches during the fishing season at each operation and the purchase of biomass from other farms or from fishermen.  Our biomass decreases from harvest (sale) of existing biomass, by mortality caused by predators entering or “crashing” the cages (Baja only), natural mortality and escape from damaged nets.  Damaged nets and predators entering the cages generally occur as a result of storms.

One of our key biomass measures for a period is the net biomass added (growth, plus catches, plus purchased for farming, less mortalities) during the period.  Growth at the farm is primarily a factor of the biomass that we are able to keep year over year along with normal mortality and mortality caused by storms.  The more fish retained in a given year, the higher the funds necessary to retain and grow the fish during the growing season as over half the cost of our biomass grown is directly related to the cost of the food necessary to keep the biomass healthy and growing.  The more fish that can be held from one year to the next, the higher our production will be.  Since we are not currently operating our farms at capacity, our production is currently limited by financial constraints.

Catching live biomass at Kali Tuna is controlled by a quota system, while at Baja our catch is based on the number and quality of boats we are able to lease and availability and habits of fish during the fishing period.  Purchases of fish for farming are impacted by the availability of live fish at any given time, the price for which the seller is willing to sell the fish and the availability of capital.

The following table summarizes our biomass and changes in biomass for the two years ended June 30, 2011.  Baja biomass was acquired upon acquisition of the majority ownership on November 30, 2010.  Changes in Baja biomass is for the seven months from the date of the Baja acquisition (November 30, 2010) through June 30, 2011 (metric tons).

	Year ended June 30,
	2010	2011
Beginning	1,315	1,720
Acquired in Baja acquisition	-	3,080
Growth, net	765	1,413
Caught (1)	159	133
Purchased for farming	405	150
Storm losses	-	(227)
Sales of farmed fish	(924)	(2,851)
Ending	1,720	3,418

Net biomass added from operations during year	1,329	1,696

(1)
Amounts represent Kali Tuna only for the years shown.  Baja’s fishing season generally is completed in the quarter ending September 30.  Baja caught 1,069 metric tons of Bluefin tuna in the fishing season which ended September 2011 (this represents the total catch for the 2011 fishing season in Mexico).

We are currently limited in our ability to increase our livestock and expand our operations due to lack of available capital resources.  We will need to sell sufficient quantities of our biomass during this harvest season to pay existing bridge loans taken out to finance our past fishing and farming operations as well as to retain the capital necessary to fish and farm through to the next harvest in the fall of 2012.

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

Kali Tuna’s functional currency is the Croatian Kuna and Baja’s functional currency is the US dollar.  Virtually all of our sales are sold to Japan and while such sales are settled in Japanese Yen they are immediately converted into US dollars.

As described above, our reporting currency is the US dollar. However, through November 30, 2010, our functional currency was the Croatian Kuna, as virtually all operations were in Croatia. Capital raising efforts are conducted primarily in US dollars and we have and will continue to issue warrants to purchase common shares at prices denominated in US dollars. Primarily as a result of the acquisition of Baja, since December 1, 2010 our functional currency has become the US dollar.

Inventories

We track our tuna inventory by cage at each site.  All tuna entering the farm is physically counted and has its weight estimated utilizing slow motion computer monitored underwater camera technology.  We also count the fish, using the same technology, whenever a transfer is made to another cage or when cage is divided.  Cages are divided when the biomass in the cage has reached the maximum level for the cage of that size.

The growth and average size of the pieces in a cage are also assessed based upon the quantity of feed and the expected food conversion ratio at that time of year for that size of fish and the water temperature, as well as observation by our staff and, in some cases utilization of high-tech cameras.  Actual fish mortality is counted and measured.  Each month we estimate our production by calculating our estimated growth of the biomass and subtracting normal mortality.

The cost of our biomass is calculated on a weighted average basis and includes all costs to catch, acquire, transport to the farm and for the on-growing of the fish.  We evaluate the net realizable value of our inventories on a regular basis and would record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value. For the two years ended June 30, 2011, we have not had any losses related to net realizable value.

Abnormal mortalities, such as storm losses, are charged against income in the period the loss occurs. Storm losses are more common in our Mexican operation than in our Croatian operation.  In the Adriatic Sea off the coast of Croatia, the storms are less frequent and not as strong compared with the Pacific Ocean off Baja California.  In addition, there are no natural predators in the Adriatic Sea.  During the year ended June 30, 2011 we had storm losses in the three months ended December 31, 2010 and the three months ended March 31, 2011.  There were no abnormal losses in the year ended June 30, 2010.

During harvesting each fish harvested is individually weighed.  Also the process will generally empty entire cages during the harvest.  Once a cage is emptied we carefully review the results and identify the differences between the recorded biomass and actual biomass to determine causes of the difference and to evaluate ways to improve our estimating processes.  Differences between recorded and actual biomass are factored into the cost of sales.

Consolidation and operating structure

The consolidated financial statements include Umami and the Kali Tuna operations for all periods presented.  From July 20, 2010 (the date of the acquisition of the first 33% of Baja and Oceanic) through November 30, 2010 (the date of completion of the acquisition of the remaining shares of Baja and Oceanic), the financial statements include our equity interest in the results of the operations of Baja and Oceanic.  From December 1, 2010 to June 30, 2011 and into the future, the financial statements of Umami include and will include Baja and Oceanic fully consolidated.

We also consolidate the results of two Variable Interest Entities, MB Lubin d.o.o. (Lubin) in Croatia and Marpesca S.A. de C.V. (Marpesca) in Mexico.

Under Croatian law, a foreign-owned company may not own the right to fish in Croatian waters, but our farming operation needs access to Bluefin tuna to stock the farm and various bait fish to feed the biomass at the farm.  Therefore, in July 2009 we entered into 20-year agreements whereby Lubin will provide exclusive services to Kali Tuna related to fish farming, live tuna catching and catching of bait fish. Lubin is a Croatian-based marine company that is owned by one of the members of Kali Tuna’s management.  Lubin owns various boats and has the right to fish for bluefin tuna and various bait fish.  Kali Tuna provides financing for Lubin and guarantees Lubin’s debt.  Lubin does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Kali Tuna.  We have therefore determined that Lubin is a variable interest entity with Kali Tuna being the primary beneficiary.

Under Mexican law, a majority foreign-owned company cannot own the right to fish in Mexican waters.  Our farming operation needs access to various bait fish to feed the biomass at the farm.  Marpesca is a Mexican-based fishing company that is owned 49% by Baja and 51% by one of the members of Baja’s management.  Marpesca leases a fishing boat from Baja and has the right to fish for various bait fish.  Baja provides financing for Marpesca and Marpesca does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Baja.  It also does not own the equipment that it requires to carry out these fishing activities without leasing them. Currently these are leased from Baja.  We have therefore determined that Marpesca is a variable interest entity with Baja being the primary beneficiary.

Prior to October 31, 2010, Kali Tuna operated a joint venture, owned 50% by Kali Tuna and 50% by Bluefin tuna Hellas A.E., an unrelated third party.  Under the terms of the joint venture, Bluefin tuna was acquired, farmed and sold at Kali Tuna’s site.  Initially, the joint venture was operated through a separate entity, Kali Tuna Trgovina d.o.o.  In January 2008, all activities of the joint venture were transferred to Kali Tuna.  In October 2010, the joint venture was terminated, at which time the joint venture’s remaining assets, consisting primarily of Bluefin tuna biomass located at Kali Tuna’s farming sites were purchased by Kali Tuna at the fair market value of $1.6 million.  We do not expect to enter into these types of arrangements in the future.

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

Allowance for doubtful accounts

Our major sales occur in the colder seasons, are large in size, and small in number.  As a result, in general, the accounts receivable at June 30 are low.  We review all larger invoices and would make a provision for the value of any amounts that in the view of the management are at risk.  During the two years ended June 30, 2011 we have not had any uncollectible accounts.  As of the date of this report all amounts related to prior year harvests have been collected.

Year ended June 30, 2011 compared to year ended June 30, 2010

Operating Income

The following is a summary of our Operating Income:

	Metric Tons		Year ended June 30, ($000)
	2011	2010	2011	2010

Kali Tuna sales:
From farmed tuna	1,317	924	$28,859	$17,392
From purchased tuna	-	522	-	7,934
Total Kali Tuna sales	1,317	1,446	28,859	25,326

Baja tuna sales	1,534	-	28,190	-

Total consolidated sales	2,851	1,446	$57,049	$25,326
Revenue per kilogram			$20.01	$17.52

Cost of sales
Kali Tuna
From farmed tuna			$17,396	$14,100
From purchased tuna			-	5,974
Total Kali Tuna cost of sales			17,396	20,074

Baja tuna
Cost of tuna sold			22,938	-
Storm losses			2,893	-
Total Baja cost of sales			25,831	-

Total consolidated cost of sales			43,227	20,074

Gross profit
Kali Tuna from farmed tuna			11,463	3,292
Kali Tuna from purchased tuna			-	1,960
Baja			2,359	-

Total gross profit			13,822	5,252

Research and development			(600)	-

Selling cost			(1,104)	-
General and administrative			(9,523)	(3,094)
Total selling, general and administrative			(10,627)	(3,094)

Other operating income			360	46

Operating income			$2,955	$2,204

Sales, Cost of Sales and Gross Profit

Sales were $57.0 million for the year ended June 30, 2011, an increase of $31.7 million or 125% over the prior year.  The increase was primarily due to sales related to the Baja operations which were included in the consolidated results effective December 1, 2010.  The Baja operations had $28.2 million in sales for the period from December 1, 2010 to June 30, 2011.  We also had higher total sales at Kali Tuna with year over year increase in farmed tuna sales of 66%.  We had no sales from purchased tuna in the year ended June 30, 2011 compared with $7.9 million in the prior year.

Our current year price per kilogram for Kali Tuna sales was approximately 15% higher than last year measured on a Japanese Yen basis.  Additionally, the Japanese Yen strengthened against the US dollar by approximately 10% year over year.  Combined we received about 25% more in US dollars for each kilogram sold for Kali Tuna.  Partially offsetting the higher price received by Kali Tuna was a lower average price for tuna sold from Baja when compared to Kali Tuna’s average price.  Baja’s fish sold, on average, were smaller than Kali Tuna’s fish (larger fish command a higher price) and a market perception that results in Croatian fish being priced at a premium of about 10% when compared with a similar size fish from Mexico.

For the year ended June 30, 2011, costs of sales were $43.2 million compared to $20.1 million for the year ended June 30, 2010.  The increase of $23.1 million is due to costs associated with the Baja sales discussed above totaling $25.8 million, higher cost of sales at Kali Tuna related to the higher volume of sales of farmed tuna year over year resulting in a net increase of $3.3 million, partially offset by no cost of sales of purchased tuna in the year ended June 30, 2011.  Included in the cost of sales for Baja is a $9.8 million (35% of total Baja sales) fair value adjustment representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs.  We expect the value of the future inventory that is caught and grown at the Baja operation to be more in line with its historical cost and, accordingly, we would expect our cost of sales as a percentage of revenue to be approximately 60% once we have sold the inventory that was acquired.  As of June 30, 2011, $2.9 million of the fair value adjustment remains on Umami’s balance sheet.  This cost will be recognized as a cost of sales over the next twelve months.

Gross profit for the year ended June 30, 2011 was $13.8 million, or 24% of sales, compared to $5.3 million, or 21%, for the corresponding period in 2010.  Gross profit increased as result of improved business conditions for our products in Japan.  Additionally since most of our sales are in yen, the appreciation of the yen against the dollar has improved the gross margin.  As discussed above, fair value adjustments recorded in connection with the Baja acquisition increased the cost of sales to a higher amount than we expect to record for costs associated with our catching and farming future biomass in an amount of approximately 17% of total consolidated sales.  Excluding this adjustment to cost of sales, Umami’s gross margin for the year ended June 30, 2011 would have been approximately 41%. Based on our expectation of future sales prices and costs we would expect our gross margins to be 40% or better in the future once all remaining acquired inventory has been sold.

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

The following non-GAAP table is a summary of our costs and margins showing our gross margin and the effect of the purchase price adjustment for the year ended June 30, 2011 ($000):

Net Revenue	$57,049
Cost of Goods Sold	(43,227)

Gross Profit	$13,822

Gross Profit %	24%

Add back: Estimated Cost of Goods Sold in excess of catch and farming costs	$9,838

Estimated non-GAAP gross profit based on catch and farming costs	$23,660

Estimated non-GAAP gross profit % based on catch and farming costs	41%

The following table is a summary of non-GAAP net income attributable to Umami shareholders adjusted for the effect the purchase price adjustment and the bargain purchase on business combination had on the net income attributable to Umami shareholders for the year ended June 30, 2011 ($000):

Net income attributable to Umami shareholders	$1,035
Plus estimated cost of goods sold in excess of catch and farming costs	9,838
Eliminate bargain purchase on business combination	(7,068)
Estimated non-GAAP net income attributable to Umami shareholders using estimated catch and farming costs and eliminating gain on bargain purchase on business combination	$3,805

Research and Development Expenses

We are in the process of developing a hatchery for Bluefin tuna in the Mediterranean Sea related to our research and development efforts.  In the twelve months to June 30, 2011 we spent $0.6 million including approximately $0.4 million related to the acquisition and initial work on a floating hatchery.  The majority of the balance was spent on wages for the staff involved in project.

Selling, General and Administrative Expenses

In the twelve month period ended June 30, 2011 selling, general and administrative costs increased by $7.5 million compared with the twelve months ended June 30, 2010.

Selling costs increased $1.1 million due primarily to commissions paid to Atlantis under a sales agency agreement that went into effect on July 1, 2010.

The increase in general and administrative costs of $6.4 million was primarily due to increased expenses incurred in the Umami head office ($2.8 million) related to the expansion of our operations and becoming a public reporting company and in Baja cost incurred ($3.8 million) in the seven months ended June 30, 2011 that were additive upon completion of the Baja acquisition.  Kali Tuna general and administrative costs also increased by $0.3 million primarily due to impairment of assets and increased staffing levels for the expanded operations.

In the year ended June 30, 2011 we also incurred costs related to a settlement of a dispute with placement agents totaling $1.0 million. The majority of this settlement was funded by related parties and was recorded by the Company as a contribution of capital.

Foreign Currency Gains and Losses

In the year ended June 30, 2011 losses due to foreign currency transactions and re-measurements were $1.3 million compared to $1.7 million in the same period of the prior year.  The losses in the year ended June 30, 2011 were primarily related to losses on re-measurements at Baja and in the year ended June 30, 2010 the losses were primarily related to losses on Japanese Yen (“JPY”) denominated liabilities at Kali Tuna.

Bargain Purchase on Business Combination

During the year ended June 30, 2011, we recorded a gain on bargain purchase on business combination of $7.1 million related to the Baja and Oceanic acquisitions.  See note 7 to the Consolidated Financial Statements included elsewhere herein.

Loss from revaluation of derivative warrant liability

Due primarily to the increase in volatility offset by the decrease in the remaining term of the warrants, the warrants increased in value and a loss of $0.3 million was recorded for the year ended June 30, 2011.

Income/loss from investment in unconsolidated affiliates

We recognized a profit of $0.6 million related to our 33% equity interest in Baja and Oceanic from the date we acquired the investment (July 20, 2010) until the date we acquired the remaining interest (November 30, 2010).  From December 1, 2010 the results in Baja and Oceanic have been fully consolidated.

Interest Expense

For the year ended June 30, 2011 interest expense increased $5.4 million compared with June 30, 2010.  The primary reason for the increase was utilizing the credit facilities from Atlantis and Aurora plus certain third party debt to finance most of the Baja acquisition.  Additionally, we financed short-falls in receipt of cash related to past due accounts receivable from customers and unexpected delays in collections of sales due to governmental clearance of imports of our fish with short-term bridge financing.

Also, from June 2011 we financed a portion of our fishing cost in Baja utilizing short-term bridge loans.  We expect to repay all of our high-cost bridge loans by the end of November 2011 with proceeds from this year’s harvest.

A summary of our interest cost year over year is as follows (in $000):

	Year ended June 30,
	2011	2010
Interest paid to banks	$1,431	$981
Interest related to Atlantis and Aurora	1,556	-
Interest paid to private investors (including amortization of original issue discounts)	1,644	-
Amortization of transactional costs of loans	718	-
Amortization of equity participation costs related to private investors and placement agents	1,079	-
	$6,428	$981

Income Tax Expense

Income tax expense increased from $0.5 million for the year ended June 30, 2010 to $2.3 million for year ended June 30, 2011. The increase in income tax expense is primarily due to the additional income from the acquisition of Baja and Oceanic in the current year, as well as an increase in Kali Tuna’s net income before taxes compared to the prior year.

Net Loss Attributable to the Non-controlling Interests

In the year ended June 30, 2011 the non-controlling interest losses in Lubin of $0.6 million were less than the losses of $1.1 million for the year ended June 30, 2010 primarily as a result of improved fishing operations.

For the year ended June 30, 2011 the non-controlling interest loss in Kali Tuna Trgovina d.o.o. and the joint venture with Bluefin Tuna Hellas A. E. (the “BTH Joint Venture”) was $0.1 million compared with $0.3 million for the year ended June 30, 2010.  The BTH Joint Venture was terminated during the year ended June 30, 2011.

As part of the Baja acquisition we acquired a non-controlling interest in Marpesca that is accounted for as a Variable Interest Entity.  The loss for the non-controlled portion of Marpesca was $0.1 million for the year ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2011, we reported working capital of approximately $16.2 million compared to approximately $7.4 million at June 30, 2010.  At June 30, 2011, we had cash and cash equivalents in the amount of $1.1 million.

Cash Flows

The following table summarizes our cash flows for the year ended June 30, 2011 and 2010:

	Year Ended June 30,
	2011	2010
Total cash provided by (used in):
Operating activities	$(1,001)	$(2,303)
Investing activities	(20,087)	(2,397)
Financing activities	22,533	3,574
Effects of exchange rate changes on cash balances	(564)	(80)
Increase (decrease) in cash and cash equivalents	$881	$(1,206)

Net cash used in operating activities for the year ended June 30, 2011 totaled $1.0 million compared to $2.3 million used in operating activities for the year ended June 30, 2010.  The change is primarily due to the decreases in related party accounts receivable and the gain on bargain purchase of Baja during the current period.

Cash used in investing activities for the year ended June 30, 2011 was $20.1 million compared to $2.4 million for the year ended June 30, 2010.  The change is due primarily to $11.6 million invested in the purchase of Baja and Oceanic, $5.0 million invested in the purchase of Bepina and $1.6 million used to buy out the BTH Joint Venture.

Cash provided by financing activities for the year ended June 30, 2011 totaled $22.5 million, compared to $3.6 million for the year ended June 30, 2010.  The change is due primarily to issuance of common stock and warrants for net proceeds of $4.9 million, issuance of debt for net proceeds of $17.4 million from private investors, an increase in the shareholder loans from Atlantis of $8.8 million, new borrowings of $32.3 million from banks offset by payments on loans to financial institutions, private investors and related parties of $41.3 million, in the year ended June 30, 2011.  This compares to new borrowings of $2.7 million from a bank and $11.8 million from related parties in the year ended June 30, 2010.

Market value

The fair value of our saleable inventory is based upon the market price that an unrelated party would be willing to pay for the inventory, less estimated selling costs.  In the Adriatic Sea, there is a ban on the sale of tuna less than 30 kg to the general market and, accordingly, we consider these fish to be non-saleable.  The fair value for these fish is estimated at the cost to bring that inventory to its present location and condition.

The market value of live tuna stock inventories at June 30, 2011 and June 30, 2010 is estimated at $72 million and $26.1 million, respectively. The market value of live tuna stock is determined by multiplying the metric tons of the biomass by the market price estimated on those dates.

Sources of Liquidity

Our cash flow cycle is highly seasonal as it follows our operating cycle. During the harvest season, which generally begins in October and ends around February of each year, our cash inflows greatly exceed our cash outflows. Once the annual harvest is completed we rely on the cash generated from the harvest plus working capital financing to finance our on-growing of biomass, costs to catch Bluefin tuna and costs to pay ongoing general and administrative costs plus any interest or principal payments required to service our debt.

For the year ended June 30, 2011, the Company’s most significant sources of liquidity have been proceeds from the sale of Bluefin tuna, cash from lines of credit with commercial banks, advances and loans made by related parties to the Company, the issuance of common stock and warrants for cash, and bridge loans.  Significant uses of liquidity include funding of our operations, the acquisition of Baja, repayment of amounts advanced by related parties and repayment of bank and other debt.

In order to continue to finance shortfalls in our liquidity related to our ongoing operations and fund the fishing costs for Baja incurred from June 2011 and into August 2011 we began our harvest early, borrowed $1.1 million under the Atlantis Credit Facility and completed two bridge loans through to the date of this filing. Subsequent to June 30, 2011, we completed the following financings:

•	Borrowed $3.0 million and extended $2.0 million notes due to two investors in exchange for notes totaling $5.6 million
•	Borrowed $1.4 million under the Atlantis Credit Facility
•	Received $3.0 million from a private investor in exchange for notes totaling $3.4 million
•	Received $2.7 million from managed funds in exchange for a repayment of a $3.1 million note due to an investor originally due March 31, 2012 and a note for $6.5 million

We believe that, as of the date of this filing, our liquidity problems have been or will be resolved with the continuation of this year’s harvest.  We expect to harvest, at a minimum, 3,300 metric tons of biomass for a total sales value of approximately $80.0 million.

We expect to utilize a portion of this year’s harvest proceeds to repay:

•	Two private investors-$5.6 million related to financings completed in June 2011 and July 2011 (repaid October 5, 2011);
•	One private investor-$3.4 million related to a financing completed in August 2011 (repaid October 13, 2011);
•	Managed funds-$6.5 million related to a financing completed September 2011;
•	Atlantis Group-$5.4 million related to $1.4 million advanced in July through September 2011 plus $4.0 million notes refinanced into the Atlantis Credit Facility;
•	Aurora Capital-$2.0 million related to notes due by March 31, 2012.

The remainder of the harvest proceeds will be available for ongoing capital needs. We believe that the amount that will be available for ongoing capital needs will be sufficient to maintain and grow our remaining biomass until and through the next harvest season and we believe that we will have sufficient liquidity to fund our operations through at least the next twelve months.  We do not anticipate drawing any more funds under the Atlantis Credit Facility which by its terms is only available to us through December 31, 2011.

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

Risk management

We are exposed to financial risks arising from changes in tuna prices. We do not anticipate that tuna prices will decline significantly in the foreseeable future and, therefore, we have not entered into derivative or other contracts to manage the risk of a decline in tuna prices. We review our outlook for tuna prices regularly in considering the need for active financial risk management. We sell tuna under agreements denominated in Japanese Yen so we are exposed to fluctuations in the value of the Japanese Yen.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and Reports of Independent Registered Public Accounting Firms appears on pages F-1 through F-30 of this Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years and any subsequent interim period there were no events requiring disclosure pursuant to Item 304(a) of Regulation S-K that have not been reported previously.  In addition, during the two most recent fiscal years and any subsequent interim period there were no events requiring disclosure pursuant to Item 304(b) of Regulation S-K.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2011.  Our Chief Executive Officer and our Chief Financial Officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011.

Based on this evaluation, these officers concluded that, as of June 30, 2011, these disclosure controls and procedures were not effective.  The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Under the supervision of our Chief Executive Officer, being our principal executive officer, and our Chief Financial Officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

In making this assessment as of June 30, 2011, management has excluded the operations of Baja which was acquired by the Company on November 30, 2010, and whose financial statements reflect total long-term assets and total revenues of 57% and 49%, respectively, of the Company’s related consolidated financial amounts as of and for the year ended June 30, 2011, as the Company did not have sufficient time to make an assessment of Baja’s internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding Baja from its assessment, the Company has considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant of the Division of Corporate Finance on June 24, 2004, as revised on October 6, 2004, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of June 30, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff. The material weakness are as follows (number two and three also existed as of June 30, 2010):

(1)	limited number of personnel with U.S. GAAP and complex technical accounting expertise which in turn prevented the financial statement close process from operating effectively;

(2)
insufficient policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission; and

(3)	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis.  As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of June 30, 2011 based on criteria established in  Internal Control—Integrated Framework  issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies.   During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above.   However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

Changes in Internal Control

As of June 30, 2010, there was a control deficiency that management concluded constituted a material weakness. Specifically, the Company maintained inadequate segregation of duties.  To remediate this material weakness in internal control over financial reporting management hired additional personnel and implemented additional review procedures. As of June 30, 2011, the remediation of this prior year material weakness of internal controls has been completed.

Subsequent to the evaluation and through the date of this filing of Form 10-K for fiscal year 2011, we have not identified any significant changes in our internal controls or in other factors that are reasonably likely to materially affect our internal controls.  The other control weakness noted in our previous annual report and interim period SEC filings have not been remediated.

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

Attestation Report of Registered Public Accounting Firm Not Required

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies.

Item 9B.  OTHER INFORMATION

None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections captioned “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement related to the 2011 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of June 30, 2011, pursuant to General Instruction G(3) of Form 10-K (the “Proxy Statement”). Certain information required by this item concerning executive officers is set forth in Part I of this Report in “Business—Executive Officers,” and certain other information required by this item is incorporated by reference from the sections captioned “Principal Stockholders” contained in our Proxy Statement.

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

10.8	Option Agreement, dated July 20, 2010, by and among the Company, Baja Aqua-Farms, S.A. de C.V., Corposa, S.A. de C.V. and Holshyrna, ehf (1)
10.9	Amendment dated September 24, 2010 to Stock Purchase Agreement dated July 20, 2010 (10)
10.10	Amendment dated September 24, 2010 to Option Agreement dated July 20, 2010 (10)
10.11	Note and Warrant Purchase Agreement dated October 7, 2010 (4)
10.12	Atlantis Credit Facility effective as of June 30, 2010 (4)
10.13	Amendment No. 1 to Loan Agreement dated September 30, 2010 (4)
10.14	Company Pledge and Security Agreement dated October 7, 2010 (4)
10.15	Securities Purchase Agreement dated October 20, 2010 (5)
10.16	Form of Subscription Agreement with private placement purchasers (6)
10.17	Form of Registration Rights Agreement with private placement purchasers (6)
10.18	Secured Promissory Note dated March 31, 2011 (11)
10.19	Club Loan Agreement dated June 8, 2011 among Kali Tuna d.o.o., Croatian for Reconstruction and Development and Erste & Steiermärkische Bank d.d., Rijeka *
10.20	Form of Bridge Note Purchase Agreement (June 3, 2011) *
10.21	Form of Bridge Note Purchase Agreement (August 3, 2011) *
10.22	Loan Extension and Additional Funding Agreement dated June 30, 2011 *
10.23	Credit Agreement dated as of August 26, 2011 among the Company, Baja, the lenders party thereto and Amerra Capital Management, LLC *
10.24	Form of Warrant Purchase Agreement dated August 26, 2011 *
10.25	Senior Secured Credit Facility dated July 7, 2011 between the Company and Atlantis Group hf *
10.26	Sales Agency Agreement dated October 6, 2011 by and between the Company and Atlantis Co. Ltd. *
10.27	Call Option Termination Agreement dated October 3, 2011 *
10.28	Sales Agency Termination Agreement dated October, 2011 *
14.1	Code of Ethics (8)
16.1	Letter from Former Accountants dated August 25, 2010 (9)
16.2	Letter from Former Accountants dated February 3, 2011 (12)
21.1	Subsidiaries of the Registrant (13)
31.1	Chief Executive Officer Certification *
31.2	Chief Financial Officer Certification *
32	Certification Pursuant to 18 U.S.C. Section 1350 *

* Filed herewith
** Terminated

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 30, 2010
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2010
(3)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on July 12, 2006
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on October 22, 2010

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 2010
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on February 28, 2011
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on June 13, 2007
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2009
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 27, 2010
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2010
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2011
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on February 15, 2011
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed June 1, 2011 (Registration Number 333-174651)

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

UMAMI SUSTAINABLE SEAFOOD INC.
INDEX TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Umami Sustainable Seafood Inc.

We have audited the accompanying consolidated balance sheet of Umami Sustainable Seafood Inc. and subsidiaries as of June 30, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express an opinion thereon. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Umami Sustainable Seafood Inc. and subsidiaries as of June 30, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Irvine, California

November 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Umami Sustainable Seafood Inc. (formerly Lions Gate Lighting Corp.)

We have audited the accompanying consolidated balance sheet of Umami Sustainable Seafood Inc. (Company) as of June 30, 2010 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Umami Sustainable Seafood Inc. as of June 30, 2010, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/RAMIREZ JIMENEZ INTERNATIONAL
(formerly Ramirez International Financial & Accounting Services, Inc.)

Irvine, California
October 20, 2010

UMAMI SUSTAINABLE SEAFOOD INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,096	$215
Accounts receivable, escrow agent	—	1,635
Accounts receivable, trade, net	1,347	64
Accounts receivable, related party	1,970	681
Inventories	55,026	19,767
Refundable value added tax	2,007	463
Other current assets	672	318
Total current assets	62,118	23,143
Property and equipment, net	16,745	8,672
Farming concessions	11,541	—
Goodwill	292	—
Deferred income taxes	445	—
Deferred financing costs	368	—
Other assets	209	11
Total assets	$91,718	$31,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$24,002	$12,700
Notes payable, related parties	7,587	—
Accounts payable, trade	8,916	1,812
Accounts payable, related parties	556	257
Accrued liabilities	2,750	634
Income taxes payable	1,387	157
Deferred income taxes	750	135
Total current liabilities	45,948	15,695
Long term debt	4,417	—
Notes payable, related parties	2,000	—
Derivative stock warrants	2,286	697
Obligations under capital leases	16	28
Deferred income taxes	2,214	—
Other long-term liabilities	803	—
Total liabilities	57,684	16,420
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock $0.001 par value, 100,000 shares authorized, 59,512 and 45,261 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	60	45
Additional paid-in capital	23,566	6,308
Retained earnings	8,549	7,514
Accumulated other comprehensive income	4,636	2,401
Total Umami Sustainable Seafood Inc. stockholders’ equity	36,811	16,268
Noncontrolling interests:
Lubin	(2,705)	(1,812)
Marpesca	(99)	—
KTT and BTH Joint Venture	27	950
Total noncontrolling interests	(2,777)	(862)
Total equity	34,034	15,406
Total liabilities and stockholders’ equity	$91,718	$31,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended June 30,
	2011	2010
Net revenue	$57,049	$25,326
Cost of goods sold	(43,227)	(20,074)

Gross profit	13,822	5,252

Selling, general and administrative expenses	(10,627)	(3,094)
Research and development expenses	(600)	—
Other operating income	360	46

Operating income	2,955	2,204

Loss from foreign currency transactions and remeasurements	(1,321)	(1,700)
Loss on derivative stock warrants	(299)	—
Income from investment in unconsolidated affliates	601	—
Bargain purchase on business combinations	7,068	—
Interest expense, net	(6,428)	(981)
Income (loss) before provision for income taxes	2,576	(477)
Income tax provision	(2,308)	(462)
Net income (loss)	268	(939)
Add net losses attributable to the non-controlling interests:
Lubin	594	1,106
Marpesca	99	—
KTT and BTH Joint Venture	74	274
Net income attributable to Umami Sustainable Seafood Inc. stockholders	$1,035	$441

Basic net income per share attributable to Umami Sustainable Seafood Inc. stockholders	$0.02	$0.01
Diluted net income per share attributable to Umami Sustainable Seafood Inc. stockholders	$0.02	$0.01
Weighted-average shares outstanding, basic	54,262	30,042
Weighted-average shares outstanding, diluted	54,449	30,042

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock				Accumulated	Total Umami Sustainable	Non-Controlling Interests
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Compehensive Income	Seafood Inc. Stockholders’ Equity	Lubin	Marpesca	KTT and BTH Joint Venture	Total Equity
Equity June 30, 2009	30,000	$30	$(26)	$7,073	$3,966	$11,043	$(909)	$—	$1,374	$11,508
Shares issued for recapitalization on June 30, 2010	7,450	7	(7)
Issuance of common stock and warrants	7,811	8	6,978			6,986				6,986
Reclassification of derivative warrant liability			(697)			(697)				(697)
Stock-based compensation expense			60			60				60
Comprehensive income:
Net income (loss)				441		441	(1,106)		(274)	(939)
Translation adjustments					(1,565)	(1,565)	203		(150)	(1,512)
Total comprehensive loss						(1,124)	(903)	—	(424)	(2,451)
Equity June 30, 2010	45,261	45	6,308	7,514	2,401	16,268	(1,812)	—	950	15,406
Issuance of common stock and warrants	4,251	5	4,872			4,877				4,877
Issuance of common stock for acquisition	10,000	10	12,040			12,050				12,050
Reclassification of derivative warrant liability			(1,899)			(1,899)				(1,899)
Retirement of derivative warrant liability due to change in functional currency or expiration of terms			2,098			2,098				2,098
Capital contribution made by a related party, net			307			307				307
Stock-based compensation expense			159			159				159
Contribution to BTH Joint Venture by partner						—			334	334
Termination of BTH Joint Venture			(319)			(319)			(1,293)	(1,612)
Comprehensive income (loss):						—				—
Net income (loss)				1,035		1,035	(594)	(99)	(74)	268
Translation adjustments					2,235	2,235	(299)		110	2,046
Total comprehensive income (loss)						3,270	(893)	(99)	36	2,314
Equity June 30, 2011	59,512	$60	$23,566	$8,549	$4,636	$36,811	$(2,705)	$(99)	$27	$34,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2011	2010
Operating activities
Net income (loss)	$268	$(939)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	1,421	1,153
Impairment of property and equipment	538	—
Gain on bargain purchase business combination	(7,068)	—
Stock-based compensation	159	60
Deferred income tax	67	5
Loss on derivative stock warrants	299	—
Income from investment in unconsolidated affliates	(601)	—
Amortization of deferred finance costs, debt discount and warrants included in interest expense	2,006	—
Loss on disposal of property and equipment	(5)	—
Foreign currency charges on foreign-denominated debt	31	—
Changes in assets and liabilities net of effects of business combination:
Accounts receivable, trade	53	150
Accounts receivable, related parties	(18,303)	—
Inventories	8,670	(1,894)
Refunded value added tax	(1,430)	—
Prepaid expenses and other assets	74	245
Accounts payable, trade and accrued liabilities	5,471	(1,071)
Income taxes payable	1,131	(236)
Accounts payable to related parties	5,108	—
Other current liabilities	—	224
Other long-term liabilities	1,110	—
Net cash used in operating activities	(1,001)	(2,303)

Investing activities
Purchases of Baja and Oceanic, Bepina and Thynnus	(16,609)	—
Purchase of BTH Joint Venture assets	(1,612)	—
Purchase of intangibles	(22)	—
Purchases of property and equipment	(1,844)	(2,405)
Proceeds from sale of equipment	—	8
Net cash used in investing activities	(20,087)	(2,397)

Financing activities
Bank financing	32,284	24,151
Bank repayments	(26,568)	(21,927)
Borrowings from unrelated parties	17,432	—
Repayments of borrowings from unrelated parties	(12,850)	(19)
Borrowings from related parties	8,797	11,790
Repayment of borrowings from related parties	(1,856)	(12,572)
Capital leases	(15)	—
Settlement of accounts payable to related parties	—	(3,200)
Offering costs paid	(1,203)	—
Proceeds from the issuance of common stock and warrants	4,877	5,351
Funds released from escrow	1,635	—
Net cash provided by financing activities	22,533	3,574
Subtotal	1,445	(1,126)
Effects of exchange rate changes on the balances of cash held in foreign currencies	(564)	(80)
Cash and cash equivalents at beginning of year	215	1,421
Cash and cash equivalents at end of year	$1,096	$215

Supplemental Cash Flow Information
Cash paid in period for:
Interest	$2,411	$956
Income tax	708	691
Non Cash activities:
New lease of capital equipment	—	34
Settlement of related party accounts	8,884	—
Advances from shareholders for acquisition of Baja and Oceanic	8,000	—
Advance received by related party	—	5,000
Reclassification of derivative warrant liability	1,899	—
Payment by BTH to Atlantis Group to offset against shareholder loan	334	—
Capital contributions by a related party	307	—
Issuance of common stock in conection with acquisition of Baja and Oceanic	12,050	—
Equity proceeds received by escrow agent	—	1,635

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business

Umami Sustainable Seafood Inc. (including its subsidiaries unless the context indicates otherwise, Umami or the Company or we) is one of the leaders in the Northern and Pacific Bluefin Tuna industry. We have three direct subsidiaries, Bluefin Acquisition Group Inc. (Bluefin), Baja Aqua Farms, S.A. de C.V. (Baja), and Oceanic Enterprises, Inc. (Oceanic), and three indirect subsidiaries, Kali Tuna d.o.o (Kali Tuna), Thynnus d.o.o. (Thynnus) and Bepina Komerc d.o.o. (Bepina).  In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf (Atlantis), our majority shareholder.

Kali Tuna operates facilities and equipment in the northern Adriatic where it farms North Atlantic Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market.

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

The acquisition was accounted for as a recapitalization effected by a reverse merger, wherein Bluefin was considered the acquirer for accounting and financial reporting purposes.  Because of Lions Gate's status as a shell company prior to the completion of the Share Exchange, Kali Tuna is deemed to be the surviving entity for accounting purposes. All the assets and liabilities of Kali Tuna were carried forward at historical cost and no goodwill or intangible assets were recorded. The equity section of the balance sheet and earnings per share of Kali Tuna were retroactively restated to reflect the effect of the exchange ratio established in the merger agreement.  Costs of $1.3 million related to the recapitalization were charged to selling, general and administrative expenses in the year ended June 30, 2010.

As a result of the share exchange, Lions Gate ceased to be a shell company as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended. Further, Lions Gate's fiscal year end was changed from February 28 to Kali Tuna's fiscal year end, June 30. In August, 2010, Lions Gate changed its name to Umami Sustainable Seafood Inc.

Simultaneously with completion of the Share Exchange on June 30, 2010, the Company completed a private placement with a group of accredited investors and issued 7.3 million units, with each unit consisting of one share of common stock and a five-year warrant to purchase 0.2 shares of common stock at $2.00 per share. Each unit was issued for $1.00, resulting in gross proceeds of $7.3 million.  As compensation for their services, the Company issued 0.5 million shares of stock and 0.7 million additional whole-share three-year warrants to purchase shares of its common stock at $2.00 per share to two firms who acted as placement agents for the private placement.  In addition, the Company incurred cash costs of $0.3 million resulting in net proceeds of $7.0 million that were recorded as common stock and additional paid-in capital.

Upon the completion of the Share Exchange, the Company issued one million three-year warrants to purchase shares of its common stock at $1.00 to an investor in the private placement, in order to replace an obligation to Atlantis as described in Note 11.

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

On November 30, 2010 we completed the acquisition of Baja and Oceanic (referred to herein as the Baja acquisition) as described in Note 7. We issued 10 million shares of common stock, valued at $12.1 million, and paid an additional $12.0 million of consideration. In July 2010, we paid $8.0 million for the purchase of 33% of Baja and Oceanic. Baja is incorporated in and operates in Mexico. Baja operates facilities and equipment in Mexico where it farms Pacific Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market. Oceanic is incorporated in and operates in the United States as the management services company for Baja.

Kali Tuna's and Baja's core business activity is farming and selling Bluefin Tuna. The production is seasonal as tuna is caught mostly during May through August. Bluefin Tuna has an average farming period between .5 years and 3.5 years. Most of Kali Tuna's and Baja's sales transactions occur during the winter months, October through March.

2.	Significant accounting policies

Basis of presentation

The consolidated financial statements of Umami and its majority owned subsidiaries and its consolidated variable interest entities have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  All significant intercompany accounts and transactions have been eliminated.

Effective December 1, 2010, we changed the functional currency of Umami to the United States dollar (the USD) from the Croatian Kuna (the HRK) due to changes in circumstances, the most significant being the completion of the acquisition of Baja and Oceanic. Kali Tuna's and Lubin's (see below) transactions and balances have been measured in HRK, their functional currency, and their financial statements have been translated into USD, which is the reporting currency of the Company. Baja's and Marpesca's (see below) financial statements are maintained in Mexican Pesos (the MXN), and have been remeasured into USD, their functional currency. The foreign currency translation adjustments are recorded in accumulated other comprehensive income. The resulting gain or loss is included in the Statements of Operations in loss from foreign currency transactions and remeasurements.

All amounts are stated in thousands of USD, unless indicated otherwise.

Transactions in foreign currencies are initially recorded at the exchange rates prevailing on the dates of the transactions. Non-monetary assets of Baja are translated at the historical exchange rate prevailing on the date of the transaction.  All assets and liabilities of Kali Tuna and monetary assets and liabilities of Baja are translated or remeasured at the spot rates at each balance sheet date. Revenue and expenses are translated or remeasured at average exchange rates in effect during the period. The results of transaction and remeasurement gains and losses are reflected in the Statements of Operations in loss from foreign currency transactions and remeasurements. Equity is translated at historical rates and the resulting translation adjustments are reflected in accumulated other comprehensive income.

Accounting estimates

The preparation of financial statements in conformity with US GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management exercises significant judgment in estimating the weight of the biomass of tuna inventories, the fair value of derivative stock warrant liabilities and stock based compensation, recoverability of long-lived assets, purchase accounting and utililization of deferred tax assets. Actual results may differ from those estimates.

Basis of consolidation

Under Croatian law, a foreign-owned company cannot own the right to fish in Croatian waters.  Our farming operation needs access to Bluefin tuna to stock the farm and various bait fish to feed the biomass at the farm.  MB Lubin d.o.o. (Lubin) is a Croatian-based marine company that is owned by one of the members of Kali Tuna's management.  Lubin owns various boats and has the right to fish for bluefin tuna and various bait fish.  In July 2009 we entered into 20-year agreements whereby Lubin will provide exclusive services to Kali Tuna related to fish farming, live tuna catching and catching of bait fish. Kali Tuna provides financing for Lubin and Lubin does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Kali Tuna.  We have therefore determined that Lubin is a variable interest entity and that Kali Tuna is the primary beneficiary.

Under Mexican law, a majority foreign owned company cannot own the right to fish in Mexican waters.  Our farming operation needs access to various bait fish to feed the biomass at the farm.  Marpesca S.A.de C.V. (Marpesca) is a Mexican based fishing company that is owned 49% by Baja and 51% by one of the members of Baja's management.  Marpesca leases a fishing boat from Baja and has the right to fish for various bait fish.  Baja provides financing for Marpesca and Marpesca does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Baja.  It also does not have the fixed assets that it requires to carry out these fishing activities without leasing them. Currently these are leased from Baja.  We have therefore determined that Marpesca is a variable interest entity and that Baja is the primary beneficiary.

Prior to October 31, 2010, Kali Tuna operated a joint venture, owned 50% by Kali Tuna and 50% by Bluefin Tuna Hellas A.E., an unrelated third party (the “BTH Joint Venture”).  Under the terms of the joint venture, Bluefin tuna was acquired, farmed and sold at Kali Tuna's site.  Initially, the joint venture was operated through a separate entity, Kali Tuna Trgovina d.o.o.  In January 2008, all activities of the joint venture were assumed by Kali Tuna.  In October 2010, the joint venture was terminated, at which time the joint venture's remaining assets, consisting primarily of Bluefin tuna biomass located at Kali Tuna's farming sites were purchased by Kali Tuna at the fair market value of $1.6 million.  We do not expect to enter into these types of arrangements in the future.

Having determined that Lubin and Marpesca are variable interest entities of which Kali Tuna and Baja are the primary beneficiaries, Lubin and Marpesca have been consolidated in the Umami financial statements.

Earnings per share

Basic earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding plus the weighted average number of common shares that would be issued upon exercise of outstanding options and warrants.  We have excluded 4.2 million of outstanding warrants from the diluted shares because they were anti-dilutive.

The following table presents the calculation of the earnings per share:

	Year Ended June 30,
	2011	2010

Numerator: Net income attributable to Umami shareholders	$1,035	$441
Denominator: Weighted average shares outstanding (basic)	54,262	30,042
Effect of dilutive securities
Stock options and warrants	187	—
Denominator: weighted average share outstanding (diluted)	54,449	30,042
Net income per share (basic)	$0.02	$0.01
Net income per share (diluted)	$0.02	$0.01

Revenue recognition

Revenue is recognized when tuna inventory is delivered and we have transferred to the buyer the significant risks and rewards of ownership.   The delivery occurs either at one of our sites in Croatia and Mexico when loaded into a freezer vessel or container or at the auction house in Japan.  We are responsible for the costs of shipping and handling up to the point of sale.  These costs are included in the cost of goods sold.  We do not incur any post sale obligations.

Value added tax (VAT or IVA)

Revenue is presented net of value added taxes collected.  In both Croatia and Mexico, VAT and IVA, respectively, is not charged on exports, and in Mexico, Bluefin Tuna is classified as a food which is IVA exempt.   In both countries we can claim back VAT or IVA paid on our business purchases.  The amount receivable from the Mexican and Croatian Tax authorities is recorded in our balance sheet as "Refundable value added tax."

Cost of Goods Sold

The cost of goods sold includes the cost of the inventory sold plus any direct costs associated with the harvest including the associated shipping and handling costs.

Selling and general administration costs

Selling and general administration costs include the cost of sales commissions on our sales and our administration costs in Umami and the subsidiaries.

Fair value of financial instruments

As described below in Note 10, our derivative stock warrants are recorded at estimated fair value. The carrying values of our other financial instruments, including accounts receivable, borrowings and accounts payable approximate their fair value due to their short-term nature. All our long-term borrowings commenced in the 2011 fiscal year and the fair value approximates carrying value as we recently entered into these debt agreement and the terms are consistent with the terms we could obtain at June 30, 2011.  We do not hold any financial instruments for trading purposes.

Long-lived assets

We review our long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Farming Concessions

Farming concessions are recorded at the acquisition cost or fair value as assessed at the date of acquisition. The concessions are determined to be indefinite lived assets which we evaluate for impairment annually.

Income taxes

Income taxes are accounted for using the asset and liability method.  Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and for tax loss carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period the changes are enacted. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.

We evaluate our uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. We recognize the effect of uncertain tax positions only if those positions are more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  Recognized income tax positions are measured based on the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Guidance is also provided for recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  We record interest and penalties related to unrecognized tax positions in income tax expense.

Property and equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the related assets, which generally range from 2 to 20 years, using the straight line method. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. The gain or loss arising on the disposal or retirement of an item of property and equipment is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in operations.

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

During the fishing season tuna is caught at sea and transported to our farms.  This tuna is not included in our live stock inventory until it has been transferred into the farming cages and has been counted and the biomass assessed.  Costs associated with the fishing activities are accumulated in a separate inventory account, "Fishing Season in Progress" and are transferred to live stock inventory when the biomass has been assessed at lower of cost or the net realizable value.  Any costs not recoverable are written off in the period in which the fish were caught.

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

The total allowance for doubtful accounts on June 30, 2011 and 2010 was less than $0.1 million.

Cash and cash equivalents

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

Accounting for Employee Stock Options

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the requisite service period. Determining the fair value model to use requires judgment. Determining the assumptions that enter into the model is highly subjective and also requires judgment. The significant assumptions include projections regarding stock price volatility, expected term of the awards, interest rates and dividend yields. We use the Black-Scholes model for estimating the fair value of stock options. Since we have limited prior trading history, expected volatility is estimated based on the historical volatility of similar companies in the same industry as we are. The expected term of awards granted is estimated based on the simplified method as documented in Staff Accounting Bulletin (SAB) 107 and SAB 110 for companies that do not have sufficient data to provide for a reasonable basis for the expected term. The forfeiture rate was estimated to be zero as the awards were granted to only two individuals and we had no history of forfeitures. The risk-free interest rate is estimated based upon rates for U.S. Treasury securities with maturities equal to the expected term of the options. We do not presently pay dividends.

Derivative stock warrants

As described above, our reporting currency was the USD and our functional currency was the Croatian HRK through November 30, 2010, as virtually all operations were in Croatia. Capital raising efforts are conducted primarily in USD and we have and will continue to issue warrants to purchase common shares at prices denominated in USD.

Through November 30, 2010, the fact that the exercise prices of the warrants were not denominated in the functional currency required that the warrants be considered derivatives and recorded at their estimated fair value as liabilities.  As of each reporting date, the estimated fair value of the warrants that remained outstanding was re-assessed and the recorded liabilities were adjusted.  If the warrants increased in fair value, the increase was shown as an expense in the statement of operations and if the warrants decreased in fair value, a gain was recorded for such decrease. This accounting was used through November 30, 2010, the date of the Baja and Oceanic acquisition. Effective December 1, 2010 our functional currency became the USD and we reclassified the $1.3 million liability for 5.2 million of our outstanding warrants to stockholders' equity. Approximately 3.6 million warrants continue to be accounted for as liabilities as of June 30, 2011 due to specific features within the warrant agreements. See Note 10 for further details.

Recent Accounting Pronouncements

In June 2011, the FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.  In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance was effective in the third quarter of our fiscal year 2010 for Level 1 and Level 2 activities, but disclosures related to Level 3 activities will not be effective until the first quarter of our fiscal year 2012. We have stock warrants which are categorized as Level 3 liabilities.

Reclassifications

Certain items in the prior periods have been reclassified to conform with the June 30, 2011 presentation, with no effects on previously reported equity or net income attributable to Umami shareholders.

3.	Significant concentrations

Revenue concentration for sales of tuna to our major customers for the years ended June 30, 2011 and 2010 were as follows:

	Year Ended June 30,
	2011	2010

Atlantis Group and Subsidiaries	71.9%	—
Mitsubishi Corporation	10.8%	—
Global Seafoods Co., LTD	9.3%	—
Sirius Ocean Inc.	6.9%	16.5%
Daito Gyorui Co., Ltd	—	82.6%

In the fiscal year ended June 30, 2011, 98.1% of our sales were to Japanese customers and in the year ended June 30, 2010, 99.7% of our sales were to Japanese customers.  In the fiscal year ended June 30, 2011 our sales were 51% from Croatia and 49% from Mexico.  In the fiscal year ended June 30, 2010 all our sales were from Croatia.  At June 30, 2011, approximately 57% of our long-term assets are located in Mexico, 39% are located in Croatia and 4% are located in the United States.

4.	Inventories

Inventories were comprised as follows as of June 30, 2011 and 2010:

	June 30,
	2011	2010
Live stock inventories:

under 30 kg.	$24,364	$7,132
30-60 kg.	10,156	8,858
60-90 kg.	12,647	720
90+ kg.	1,268	2,354
	48,435	19,064
Inventory in transit (fishing season in progress)	4,611	—
Fish feed and supplies	1,980	703
Total inventories	$55,026	$19,767

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on a weighted average basis and includes all costs to acquire and to bring the inventories to their present location and condition. The inventories purchased as part of the Baja acquisition were recorded at fair value which was estimated based upon the market prices that a market participant would be willing to pay for the inventory, less costs to be incurred up to the estimated harvest date and a reasonable profit margin on the cost to be incurred and the selling efforts. See Note 7 for further information on the Baja acquisition. International regulations prohibit the sale for consumption of Northern Bluefin Tuna (which is farmed at Kali Tuna) under 30 kg.  We evaluate the net realizable value of our inventories on a regular basis and will record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

Inventory in transit from the fishing grounds to the farm is not included in our biomass totals until it has been properly measured and counted upon arrival at the farm.

5.	Other current assets

Other current assets were comprised as follows as of June 30, 2011 and 2010:

	June 30,
	2011	2010
Prepaid fishing expenses	$111	$—
Other receivables	180	—
Refundable income taxes	—	16
Prepaid expenses	315	278
Prepaid interest expense	—	24
Prepaid insurance	66	—
	$672	$318

6.	Property and equipment

Our property and equipment were as follows as of June 30, 2011 and 2010:

	June 30,
	2011	2010
Cost:
Land	$497	$431
Buildings	2,876	2,495
Vessels	14,387	8,143
Machinery and equipment	11,704	6,884
Fixtures and office equipment	313	110
Construction in progress	266	34
	30,043	18,097
Less accumulated depreciation:
Buildings	1,205	918
Vessels	5,569	3,982
Machinery and equipment	6,369	4,428
Fixtures and office equipment	155	97
	13,298	9,425
Property and equipment, net	$16,745	$8,672

Property and equipment is depreciated over the estimated useful lives of the related assets, using the straight line method.  The useful life will depend upon the asset and its use estimated as follows:

Asset	Estimated Useful Lives
Vessels	10 - 20 years
Farm Equipment	2 - 6 years
Machinery	4 - 10 years
Fixtures and office equipment	2 - 10 years

7.	Acquisitions

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

On July 20, 2010, we entered into a stock purchase agreement with Corposa, S.A. de C.V., Holshyrna ehf, and certain other parties, providing for the sale from Corposa and Holshyrna of 33% of the equity of Baja and Oceanic. The agreement provided for acquisition of 33% interests in each entity for $8.0 million, which was funded by Atlantis and charged against our line of credit from Atlantis.

As part of the stock purchase agreement, we also acquired the option, exercisable by September 15, 2010, to purchase all remaining Baja and Oceanic shares in consideration for the issuance of a) 10,000,000 restricted shares of our common stock and b) payment in cash of $10.0 million. On September 15, 2010, we exercised the option and on September 27, 2010, the parties to the agreements entered into amendments to each of the agreements requiring certain capital distributions plus an additional $2.0 million related to the amendments to be made to the selling parties on or before November 30, 2010.  On November 30, 2010, we consummated the acquisition of Baja and Oceanic.  However, instead of making the $10.0 million cash payment described above, we paid $7.8 million in cash and issued zero interest promissory notes in the aggregate principal amount of $2.2 million on November 30, 2010. The notes which were unsecured were due and paid on December 10, 2010.  The total purchase price for the acquisition of Baja and Oceanic was $32.7 million including 10.0 million shares of Company common stock valued at $12.1 million.

We have accounted for the acquisition of Baja as a step acquisition business combination. Under business combination accounting, the assets and liabilities were recorded as of the acquisition date, at their respective fair values, and consolidated with our assets and liabilities.  The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. Under step acquisition requirements, our initial unconsolidated investment in Baja is also recorded at fair value based on the purchase price.  Due to the fact that the initial 33% interest was acquired close to the time the remaining interest was acquired, we determined the value at the time the option was exercised ($8.6 million) to be the same as the cost of the original 33% interest ($8.0 million) plus the amount of our proportionate earnings ($0.6 million) while we were a 33% interest holder with no gain or loss recognized.

The fair value of the shares issued as consideration was based on the weighted average of the estimated per share fair value of common shares contained within unit sales during the two months prior to the acquisition date and the weighted average price of common shares traded in the over-the-counter market during the two days prior to the acquisition.

The fair value of the purchase consideration was as follows:

Cash	$12,000
10.0 million shares of Umami stock	12,050
Fair value of previously held equity interest	8,601
Total purchase price	$32,651

The purchase price has been allocated as follows:

(in thousands)	Quarter ended December 31, 2010	Adjustments in Quarter ended March 31, 2011		Adjustments in Quarter ended June 30, 2011		June 30, 2011
Cash	$385	$		$		$385
Accounts receivable	1,210					1,210
Other accounts receivable	615				(37)	578
Inventory	37,756				(956)	36,800
Other current assets	456		(17)		(120)	319
Property, plant and equipment	6,225		403		(112)	6,516
Farming concessions	3,000				7,278	10,278
Long-term deferred tax assets	471		(471)			—
Other long-term assets	118					118
Total assets acquired	50,236		(85)		6,053	56,204

Accounts payable and accrued liabilities	2,547				285	2,832
Accounts payable to related parties	286				270	556
Working capital advances from Umami	7,494					7,494
Short-term notes payable	3,191					3,191
Deferred tax liability	2,232		(1,015)		1,195	2,412
Total liabilities assumed	15,750		(1,015)		1,750	16,485
Net assets acquired	$34,486		$930		$4,303	$39,719

We have finalized the value of assets acquired and liabilities assumed except for the value of the farming concessions. The fair value of the fish inventory acquired was based on our estimates of the net realizable value less a distribution margin for the portion of the fish expected to be harvested prior to March 31, 2011. The remainder of the fish were valued at estimated cost to catch. We have obtained a preliminary appraisal for the farming concessions and are completing our review. We have recognized a preliminary gain on bargain purchase of $7.1 million.  The transaction resulted in a gain as we acquired a larger biomass of Bluefin tuna than we had originally projected.  We expect to finalize this amount no later than one year from the acquisition date.

Transaction costs related to the acquisition of Baja and Oceanic were $0.1 million and are classified in selling, general and administrative expenses.

Since November 30, 2010, the date of the acquisition of Baja and Oceanic, revenues from Baja and Oceanic were $28.2 million and Baja and Oceanic’s net income attributable to Umami shareholders was $5.8 million.

The following table presents unaudited pro forma information for the Company as if the investment in Baja and Oceanic had occurred at July 1, 2009:

	Year ended June 30,
	2011	2010
Net revenue	$71,239	$32,645
Operating income (loss)	4,615	(2,531)
Net income (loss)	1,003	(6,224)
Net (loss) attributable to Umami stockholders	2,297	(4,574)
Basic and diluted net (loss) per share attributable to Umami stockholders	0.04	(0.11)

Croatian Operation

In June 2011 we completed an acquisition from Drvenik Tuna d.o.o of a farming concession along with live Bluefin tuna, cages and supplies in Croatia. We paid a total of $5.0 million for the assets. We are in process of allocating the purchase price to the assets acquired. Based on our preliminary estimates we have allocated $2.9 million to inventory, $1.3 million to farming concessions, $0.8 million to property and equipment and $0.3 million to goodwill. The assets acquired have been valued at our preliminary estimate of fair value. The acquisition will enable Kali Tuna to expand its operations by approximately 1,500 metric tons.

8.	Borrowings

The Company's borrowings were comprised as follows as of June 30, 2011 and 2010 (monetary units in thousands):

			Effective rate at	June 30,
	Facility	Interest Rate	June 30, 2011	2011	2010
Erste&Steiermaerkische bank d.d.	HRK 19,240	5% variable*		$—	$3,258
Erste&Steiermaerkische bank d.d.	HRK 29,240	5% variable*	5.81%	5,708	—
Erste&Steiermaerkische bank d.d.	HRK 30,000	5% variable*		—	5,080
Erste&Steiermaerkische bank d.d.	HRK 30,000	5% variable*	6.24%	5,856	—
Erste&Steiermaerkische bank d.d.	EUR 1,375	3M EURIBOR +7%		—	1,675
Erste&Steiermaerkische bank d.d.	JPY 180,000	3M JPY LIBOR+6.5%		—	2,025
Erste&Steiermaerkische bank d.d.	JPY 180,000	3M JPY LIBOR+6.5%	8.19%	2,219	—
Erste&Steiermaerkische bank d.d.	CHF 707	3M CHF LIBOR+7%		—	649
Erste&Steiermaerkische bank d.d.	EUR 550	3M EURIBOR+5%	6.86%	792	—
Volksbank d.d.	HRK 10,000	40% at HBOR 3.8% + 60% at 5.9%	6.93%	1,627	—
Privredna banka Zagreb d.d.	EUR 2,505	3M EURIBOR+4.75%	5.55%	3,593	—
Bancomer	MXN 50,000	TIEE + 4.5%	8.85%	4,223	—
UTA Capital LLC	USD 3,125	9%	9.00%	3,387	—
Private investors	USD 2,000	Nil	Nil	2,000	—
Total obligations under capital leases				37	41
Less: Debt discount				(1,007)	—
Total borrowings				$28,435	$12,728
Made up of:
Short-term borrowings				$24,002	$12,700
Long-term debt				$4,417	$—
Long-term obligations under capital leases				$16	$28

*At discretion of bank

Bank Loans - Erste&Steiermaerkische bank. d.d. - Kali Tuna

Kali Tuna now has a credit facility with Erste&Steiermaerkische bank. d.d. that consists of three revolving credit lines amounting to HRK 29.2 million ($5.7 million), HRK 30.0 million ($5.9 million), and  JPY 180.0 million ($2.2 million) which mature on February 15, 2012, March 15, 2012, and March 1, 2012, respectively.

Certain of Kali Tuna's and Lubin's fixed assets are pledged to the Croatian bank in connection with these loans.

The loan from Erste&Steiermaerkische bank. d.d. to Lubin for CHF 0.7 million was paid in full on April 28, 2011.  The loan from Erste&Steiermaerkische bank. d.d. for EUR 0.6 million matures January 31, 2018 with interest payable monthly based on the three-month EURIBOR rate plus 7%.  The loan is collateralized by certain Kali Tuna and Lubin fixed assets.

Kali Tuna entered into an agreement on October 7, 2010 with Erste&Steiermaerkische bank d.d. providing for a EUR 6.7 million line of credit. The loan matured and was paid in full March 1, 2011. Interest was payable monthly based on the three-month EURIBOR rate plus 5.25%.  The loan was collateralized by certain Kali Tuna and Lubin fixed assets and certain Kali Tuna inventory.

On June 21, 2011, Kali Tuna, entered into an agreement with Erste&Steiermaerkische bank d.d. for a  working capital loan totaling approximately $15.4 million.  Kali Tuna began to draw down the loan in early July 2011.  The funds are available for working capital needs of Kali Tuna and require that matching funds be provided by the Company or pursuant to sales proceeds for each dollar borrowed.  The loan bears interest at a fixed rate of 2.8% per annum for 40% of the loan and a floating rate which is based on treasury notes of the Ministry of Finance of the Republic of Croatia plus 3% for the remaining 60%.  The effective combined rate is currently approximately 5% per year.  The loan is due no later than December 31, 2014.  The loan is secured by live Bluefin tuna owned by Kali Tuna.  The agreement includes events of default primarily related to Kali Tuna's ability to meet its financial obligations as they come due including those related to the note.  Interest is paid quarterly.

Other Bank Loans - Kali Tuna

The Kali Tuna loan from Volksbank d.d. for HRK 10.0 million ($1.6 million) matures on December 31, 2013 and is payable in quarterly installments of $0.2 million which began March 31, 2011. The terms of the loan call for a variable interest rate based on 40% at HBOR rate plus 60% at a rate of 5.9%. The loan is collateralized by certain Kali Tuna inventory.

The Kali Tuna loan from Privredna banka Zagreb d.d. for EUR 2.5 million ($3.6 million) matures on March 31, 2014 and is payable in three annual installments beginning March 31, 2012.  Interest is payable monthly based on the three-month EURIBOR rate plus 4.75%.  The loan is collateralized by certain Kali Tuna fixed assets and inventory.

Bank Loans - Baja

The Baja credit facility with Bancomer for MXN 50.0 million ($4.2 million) matured on September 30, 2011 and accrues interest payable at a rate of TIEE +4.5% monthly.  The loan is collateralized by certain Baja inventory.  This facility had been extended to November 4, 2011 and was paid in full on October 19, 2011.

Private Investor Loans - Umami

On October 7, 2010, Umami entered into a note and warrant purchase agreement with a secured private lender.  Umami received gross proceeds of $5.0 million in exchange for: (i) a note payable of $2.5 million which matured and was paid in full March 31, 2011, (ii) a note payable of $3.1 million which matures on March 31, 2012 (this was paid in full in September 2011), and (iii) warrants to purchase 3.0 million shares of its common stock (see Note 11).  Both notes bore interest at 9% per year.  However, additional interest expense between $0.2 million and $1.1 million may become due and payable over the terms of the notes if the Company does not achieve certain EBITDA thresholds.  The notes restricted repayments of the Aurora related party notes payable to amounts lower than $4.0 million while the $3.1 million note was outstanding.  The notes were collateralized by certain assets of Umami and its subsidiaries.  In addition, Umami had pledged shares in Bluefin, and Baja had guaranteed the Company's obligations to the lender. The lender also received a closing fee and was reimbursed for costs of $0.1 million from the gross proceeds. Additional closing costs of $0.1 million were paid to the lender. The warrants related to the note have been recorded as a stock warrant liability and the fair value of $1.5 million was calculated using a Black-Scholes pricing model and was recorded as a discount to the notes payable.  The discount for the warrants, the original debt discount and the deferred financing costs (totaling $3.0 million) are being amortized using the effective interest method over the life of these loans and is recorded as interest expense in the Statement of Operations.

On November 15, 2010, Umami entered into a note purchase agreement with private party lenders.  Umami received gross proceeds of $2.8 million in exchange for promissory notes in the aggregate principal amount of $2.8 million which matured on January 14, 2011.  The notes bore interest at the rate of 6% for the first 30 days and 9% for the portion of the notes that had not been repaid by December 15, 2010.  The notes were collateralized by Bluefin Tuna inventory of Kali Tuna and Baja and the pledge of certain of Umami's shares held by Atlantis.  The notes were paid in full on January 14, 2011.

On February 28, 2011, we entered into a note purchase agreement with private party lenders. We received gross proceeds of $3.5 million in exchange for promissory notes in the aggregate principal amount of $3.5 million which matured on April 18, 2011.  The notes bore interest at the rate of 4.5% per month from the effective date of February 16, 2011 through repayment. The notes were collateralized by Bluefin Tuna inventory of Kali Tuna and Baja and the pledge of certain of our shares held by Atlantis. The notes were paid in full on March 16, 2011.

On March 31, 2011, Umami entered into a note purchase agreement with a private party lender, under which the Company received gross proceeds of $3.5 million in exchange for a promissory note in the aggregate principal amount of $3.6 million which originally matured on May 16, 2011, and was subsequently extended to and paid in full on May 25, 2011. The note bore no interest and was collateralized by certain accounts receivable of Baja.

On May 6, 2011, Umami entered into a note purchase agreement with a private party lender.  The Company received gross proceeds of $0.5 million in exchange for a promissory note in the aggregate principal amount of $0.5 million which matured on May 21, 2011.  The note bore no interest and was collateralized by certain Baja inventory and the pledge of 1.0 million of Umami's shares held by Aurora Investments. The notes were paid in full on May 19, 2011.

On June 3, 2011, Umami entered into a note purchase agreement with private party lenders.  The company received gross proceeds of $1.9 million in exchange for promissory notes in the aggregate principal amount of $2.0 million with a maturity date of June 30, 2011.  The notes bore no interest and were collateralized by certain Baja inventory and the pledge of 6.0 million of Umami's shares held by Atlantis.  Subsequent to receipt of the $2.0 million in loan proceeds, the credit agreement was amended on June 30, 2011 to increase the loan principal amount to $5.6 million with discounted proceeds of $5.0 million.  The amended loan had a maturity date of September 30, 2011, was extended to October 5, 2011 and paid in full October 5, 2011.  The notes bore no interest and were collateralized by the same assets as under the original agreement.

See Note 11 for the borrowings from related parties.

Deferred financing costs of $3.4 million related to secured notes payable were incurred and $2.3 million were amortized in the year ended June 30, 2011.

9.	Variable interest entities

Under Croatian law, a foreign-owned company cannot own the right to fish in Croatian waters.  Our farming operation needs access to Bluefin tuna to stock the farm and various bait fish to feed the biomass at the farm.  Lubin is a Croatian-based marine company that is owned by one of the members of Kali Tuna's management.  Lubin owns various boats and has the right to fish for Bluefin tuna and various bait fish.  In July 2009, we entered into 20-year agreements whereby Lubin is required to provide exclusive services to Kali Tuna related to fish farming, live tuna catching and catching of bait fish. Kali Tuna provides financing for Lubin and Lubin does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Kali Tuna.  We have therefore determined that Lubin is a variable interest entity and that Kali Tuna is the primary beneficiary.

Under Mexican law, a majority foreign-owned company cannot own the right to fish in Mexican waters.  Our farming operation needs access to various bait fish to feed the biomass at the farm.  Marpesca is a Mexican based fishing company that is owned 49% by Baja and 51% by one of the members of Baja's management.  Marpesca leases a fishing boat from Baja and has the right to fish for various bait fish.  Baja provides financing for Marpesca and Marpesca does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Baja.  It also does not have the fixed assets that it requires to carry out these fishing activities without leasing them. Currently these are leased from Baja.  We have therefore determined that Marpesca is a variable interest entity and that Baja is the primary beneficiary.

Prior to October 31, 2010, Kali Tuna operated a joint venture, owned 50% by Kali Tuna and 50% by Bluefin Tuna Hellas A.E. an unrelated party.  Under the terms of the joint venture, Bluefin tuna was acquired, farmed and sold at Kali Tuna’s site.  Initially the joint venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. (“KTT”).  In January 2008, all activities of the joint venture were transferred to Kali Tuna through the BTH Joint Venture.

We have determined that Kali Tuna and its affiliates provided the majority of financial support to Lubin and KTT through various sources including the purchase and sale of inventory, rental income and unsecured loans. In addition, as of June 30, 2011, Kali Tuna was a guarantor for repayment of Lubin´s note payable to Erste&Steiermaerkische bank d.d. in the amount of EUR 0.6 million ($0.8 million).

Financial support provided by Kali Tuna and its affiliates to Lubin and KTT as of June 30, 2011 and 2010 and during the years then ended follows:

	Lubin		KTT
	Year ended June 30,		Year ended June 30,
	2011	2010	2011	2010
Rental income and sale of inventory	$2,565	$2,402	$—	$—
Purchase of inventory	—	48	—	—
Unsecured loans	6,290	6,028	—	—

Selected information from the balance sheets of Lubin and KTT as of June 30, 2011 and 2010, and the results of operations for the years then ended follow:

	Lubin		KTT
	June 30,		June 30,
	2011	2010	2011	2010
Total assets	$5,739	$5,123	$55	$51
Total liabilities	8,683	7,308	—	—
Stockholders’ equity (deficit)	(2,944)	(2,185)	55	51
Net sales	2,629	2,518	—	—
Net (loss)	(459)	(1,566)	(1)	(8)

The BTH joint venture activities previously conducted through KTT were, beginning during the year ended June 30, 2009, conducted within Kali Tuna. BTH contributed livestock to the joint venture during 2009 and its 50% share in the profits generated has been reflected as a noncontrolling interest within these consolidated financial statements.  The joint venture was terminated in October 2010.

Selected information from the balance sheets of BTH Joint Venture as of June 30, 2011 and 2010, and the results of its operations for the years then ended were as follows:

	June 30,
	2011	2010
Total assets	$—	$2,354
Total liabilities	—	—
Venturers’ equity	—	2,354
Net sales	—	189
Net (loss)	(146)	(540)

We have determined that Baja has provided the majority of the financial support to Marpesca through various sources including June 30, 2011 and the results of operation including rental income and sale of inventory totaling $0.4 million for the seven months ended June 30, 2011 were as follows:

June 30, 2011
Total assets	$923
Total liabilities	1,335
Stockholders’ deficit	(412)

Seven months ended June 30, 2011
Net sales	$403
Net (loss)	(412)

A portion of the operating loss for the non-controlling interest of Lubin and Marpesca is inventoried by Kali Tuna and Baja, respectively, to reflect the actual operating costs of Lubin’s and Marpesca’s bait operations.

10.	Stock options and warrants

Stock Options

We do not currently have a formal stock option plan. On June 30, 2010, stock options were granted to two employees to purchase a total of 1,100,000 shares of our common stock at $1.00 per share. Of these options, 183,333 vested immediately, with an additional 183,333 shares vesting on the first anniversary of the grants. An additional 366,667 shares will vest on each of the second and third anniversary dates of the grants. The options have a 5 year contractual term with 4.0 years remaining at June 30, 2011. There were no new grants of stock options during the year ended June 30, 2011.

The fair value of each option awarded in the year ended June 30, 2010 was estimated on the date of grant using the Black-Scholes option valuation model, and the following assumptions:

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

Stock option activity during the years ended June 30, 2011 and 2010:

	Shares	Exercise Price	Remaining Contractual Term
Outstanding as of June 30, 2009	—
Options granted	1,100,000	$1.00
Options exercised	—
Options forfeited	—
Outstanding as of June 30, 2010	1,100,000	$1.00
Options granted	—
Options exercised	—
Options forfeited	—
Outstanding as of June 30, 2011	1,100,000	$1.00	4.0 years
Exercisable as of June 30, 2011	366,667	$1.00	4.0 years
Vested as of June 30, 2011	366,667	$1.00	4.0 years
Non-vested as of June 30, 2011	733,333	$1.00	4.0 years

The intrinsic value of stock options is calculated as the amount by which the fair value of our common stock exceeds the exercise price of the option. At June 30, 2011 the intrinsic value of our options outstanding and our options vested and expected to vest was $0.2 million and the intrinsic value of options exercisable was $75,000.

The weighted-average grant-date fair value of options granted during the year ended June 30, 2010 has been estimated at $0.33 and the total grant-date fair value of stock options vested during the year ended June 30, 2011 has been estimated at $0.1 million. There was no tax benefit related to the stock based compensation because we have incurred losses in the U.S. and it is not probable that we would be able to use any tax benefit in the future. Stock-based compensation expense recognized as selling, general and administrative expenses in the Consolidated Statement of Operations was $0.2 million for the year ended June 30, 2011 and $0.1 million for the year ended June 30, 2010. As of June 30, 2011, total unrecognized compensation expense related to stock-based compensation is $0.2 million, which is expected to be recognized over the remaining vesting period of two years.

Stock warrants

At June 30, 2011, warrants were outstanding as follows:

	Warrants (in Thousands)	Exercise Price	Term
Balance at June 30, 2010	3,190	$1.00 to $2.00	3-5 years
Issued in connection with private placement of units and services	3,443	$1.50 to $2.00	5 years
Issued in connection with Secured Notes	2,981	$1.00 to $1.65	5 years
Issued as Placement Agent compensation and settlement of dispute	650	$1.00 to $1.65	5 years
Balance at June 30, 2011	10,264
Weighted average exercise price	$1.56

Stock Warrants issued in connection with units and services

On June 30, 2010 we issued warrants in connection with the completion of the share exchange as described in Note 1 resulting in a balance of 3.2 million warrants outstanding at June 30, 2010.

In July, 2010, we issued 1.4 million units, completing our initial private placement of stock in connection with the share exchange, with each unit consisting of one share of common stock and a five-year warrant to purchase 0.2 shares of common stock at $2.00 per share. Each unit was issued for $1.00, resulting in gross proceeds of $1.4 million. As compensation for their services, we issued 0.1 million shares of stock and 0.1 million additional whole-share three-year warrants to purchase shares of its common stock at $2.00 per share to two firms who acted as placement agents for the private placement.

On October 20, 2010, we issued 1.0 million units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at $1.80 per share. Each unit was issued for $1.50, resulting in gross proceeds of $1.5 million.

From October 28, through November 18, 2010, we issued 1.7 million units, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $1.80 per share. Each unit was issued for $1.50, resulting in gross proceeds of $2.5 million.  In connection with these units we agreed to file a registration statement covering the shares and warrants represented by the Units in the offering within 120 days of the offering.  We did not complete the filing of the registration statement within the prescribed time period.  The agreement requires a cash payment in the maximum amount of 4% of the price paid for the units in the offering.  At June 30, 2011 we have accrued the maximum amount to be paid totaling $0.1 million. As compensation for their services, we issued 0.2 million five-year warrants to purchase shares of its common stock at $1.80 per share and $0.3 million to a firm who acted as a placement agent for the private placement.

For each of the above offerings, the warrants were initially recorded as derivative warrant liabilities with the offset to additional paid in capital due to our functional currency being different than the currency of the warrants. With the change or our functional currency to the USD beginning December 1, 2010, $1.3 million related to 5.2 million warrants were revalued at November 30, 2010 and were reclassified from derivative warrant liability into additional paid in capital. Additionally in the fourth quarter of the year ended June 30, 2011, we reclassified 1.9 million warrants with a fair value of $0.8 million from derivative warrants into additional paid-in capital as specific terms in the warrant agreements lapsed.

In June 2011, we issued 0.1 million five year warrants exercisable at $1.50 per share to an private placement firm as compensation for services.

Stock Warrants issued in connection with debt offering

As described in Note 8, on October 7, 2010, we entered into a note and warrant purchase agreement with a secured lender.  The exercise prices for common stock underlying the warrants are $1.50 for 1.0 million shares and $1.00 for the remaining 2.0 million shares. The exercise price and number of shares issuable upon exercise of the warrants are subject to anti-dilution provisions for subsequent issuances of our common stock at prices below the exercise prices of the warrants and other terms and were therefore accounted for as stock warrant liability with the offset to the long-term portion of the notes payable.  The exercise price is further subject to adjustment based upon the non-achievement of certain EBITDA goals. The lender also received demand and piggy-back registration rights in connection with the shares issuable upon exercise of the warrants. The warrants related to the note have been recorded as a stock warrant liability and the fair value of $1.9 million was calculated using a binomial pricing model and was recorded as a discount to the notes payable.

Stock Warrants issued to placement agents as compensation and settlement of dispute

In July 2010 we entered into an agreement with a placement agent (the “Placement Agent”) which, as amended at various times, was terminated as of December 31, 2010 (collectively, as amended, the “Placement Agreement”).

Under the terms of the Placement Agreement, as a result of four financings that were completed during October 2010 and November 2010, we agreed to compensate the Placement Agent and assigns with a total of $0.9 million in cash and the issuance of 0.6 million warrants to purchase shares of our common stock at a weighted average exercise cost of $1.43 per share (the “Original Placement Agent Warrants”).  In December 2010, the Placement Agent advised us that it disagreed with our calculations and that it sought additional cash compensation and additional warrants related to the four financings.  Further, in March 2011, it advised us that a financing transaction completed in February 2011 should be covered by the Placement Agreement and requested compensation for that transaction also.

In October 2011, we entered into settlement agreements with the Placement Agent related to all past transactions and agreed to terms related to any future transactions that may be entered into between us and parties introduced to us by the Placement Agent.  The settlement provides that we pay an additional $0.1 million in cash, cancel the Original Placement Agent Warrants and replace them with 0.65 million warrants to purchase common stock with issue dates reflective of the Original Placement Agent Warrants with certain agreed-to changes in exercise prices, resulting in a weighted average exercise price of $1.34 per common share.  These warrants have been divided into two groups (each group with the same terms) - a group of 0.25 million warrants (“Series A Warrants”) and a group of 0.4 million warrants (“Series B Warrants”).  All warrants have standard anti-dilution clauses, cashless exercise provisions and piggyback registration rights.  Additionally, if any of the Series A or Series B Warrants are exercised prior to June 30, 2012, the exercise price will be reduced by an amount equal to 34% of the original exercise price for those exercised. Further, if any new financing is closed by parties for which the Placement Agent should be compensated, then the exercise price for the Series A and Series B warrants shall be reduced by $0.12 for each $1.0 million of funding and  if Umami defaults on any financial obligation or enters into a recapitalization or restructuring, then the exercise price for the Series A and Series B warrants shall be reduced to $0.01.

As part of the settlement, Ocean Spray (as hereafter defined in footnote 11) agreed to exchange on or before October 6, 2011, 0.25 million freely trading shares it owns for the Series A Warrants.  We have valued Ocean Spray's contribution to the settlement at $0.1 million, representing the difference between the estimated value of the shares given up and the warrants received.  This amount has been recorded as other long-term liabilities and general and administrative expense in our consolidated financial statements.

Also as part of the settlement, Aurora (as hereafter defined in footnote 11) has agreed to purchase any Series B Warrants not exercised by April 15, 2012 pursuant to a put agreement at $3.00 per warrant.  In the event the Placement Agent and assigns do not exercise the Series B Warrants and do not exercise its put agreement by April 16, 2012, Aurora has the right to purchase any unexercised warrants for $4.00 per Series B Warrant not later than April 20, 2012.  We have estimated that the put option will be exercised by the Placement Agent and assigns and, accordingly, we have valued Aurora's contribution to the settlement at $0.9 million, representing the difference between the estimated cash expected to be paid by Aurora ($1.2 million) and the estimated value of the warrants to be acquired by Aurora under the put option.  The Company has recorded $0.7 million as other long-term liabilities and general and administrative expense in our consolidated financial statements.

The settlement agreement has been valued effective June 30, 2011 as the agreement relates to transactions entered into during the year ended June 30, 2011 and the major terms of the final agreement were agreed to in June 2011. The 0.65 million warrants reissued in connection with the settlement are recorded as derivative stock warrants. The total estimated cost of the settlement of approximately $1.0 million has been recorded as general and administrative expense in consolidated statement of operations for the year ended June 30, 2011.

The Series A and Series B Warrants were deemed to be derivative warrants due to their variable terms of exercise and exercise price based on potential future stock offerings and a calculated future market value for our stock.

Derivative Warrant Liability

Stock warrants were recorded as stock warrant liability and were revalued at June 30, 2011 with a loss on derivative stock warrants of $0.3 million.  The warrants are recorded at estimated fair value based on Level 3 inputs. The following table summarized activity for the period (in thousands).

Balance as of June 30, 2010	$697
New warrants issued	3,388
Revaluation for fair value charged to operations	299
Reclassification of warrants to equity	(2,098)
Balance as of June 30, 2011	$2,286

The fair value of the warrants is estimated using the Black-Scholes valuation model with the following average assumptions:

	June 30,
	2011	2010
Exercise price	$1.00 - $1.80	$1.00 - $2.00
Fair value of common stock	$1.205	$0.96
Expected dividends	-	-
Expected volatility	57%	50%
Risk free interest rate	1.76%	1.9%
Expected term (in years)	4.2	5.0

We estimate the fair value of our common stock primarily by reference to the estimated value of the common stock component of completed sales of units in the year.  The trading value of our common stock on the over-the-counter bulletin board is not used as there are very few registered shares available to the market and there are very low volumes traded relative to our size.  We believe that until we have more activity in our stock, actual private transactions are a better indicator of the fair value of our common stock.

11.	Related parties

Related parties are those parties which have influence with us, directly or indirectly, either through common ownership or other relationship.  We have had transactions with Atlantis (as previously defined), including its wholly-owned subsidiary Atlantis Co. Ltd., (“Atlantis Japan”) and Aurora Investments ehf (“Aurora”, a shareholder of Umami which is indirectly owned by our Chief Executive Officer who is also a Director of Aurora).  Additionally, we have received financial support from Ocean Spray Group Inc. (a shareholder of Umami, “Ocean Spray”) related to certain debt and equity offerings.

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

Financing transactions - subsequent events

On July 7, 2011 the Company entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million (the “Credit Line”).  This amount includes funds utilized for the refinance of $4.0 million of the Aurora Transferred Notes.  New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses).  Principal amounts drawn due under the Credit Line bear interest at the rate of 1.0% per month on the average amount outstanding from time to time and is payable monthly and require payment of a 1.25% fee related to the advances.  New funds can only be drawn through December 31, 2011 and the entire outstanding principal is due and payable on or before March 31, 2012.   The Company's obligations under the Credit Line can be secured by a portion of its Bluefin tuna inventory.   Upon an event of default, all principal amounts and interest payments may be declared due and payable.  In addition, a default rate of 1.5% per month will be in effect on all amounts then outstanding.  Events of default include, in addition to standard occurrences, a change of control of the Company and the loss of any of the fishing licenses held by the Company's Croatian subsidiary.  In the event of a default, if requested by the Company, Atlantis may collect any amounts due only from the proceeds of sales of biomass pledged under the Credit Line, as long as such sales are finalized no later than November 30, 2011.  Any amounts then outstanding shall become due and payable upon collection of the proceeds of such sales, or December 31, 2011, whichever occurs earlier. In connection with the Credit Line, on each funding date, we will issue to Atlantis three-year warrants to purchase shares of the Company's common stock at $3.00 per share at the rate of 50,000 warrants for each $1.0 million advanced to us.

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

Sales agency agreements

Contemporaneously with the completion of the Share Exchange, we entered into a sales agency agreement with Atlantis.  Under the terms of the agreement, Atlantis was granted the exclusive right to sell, on our behalf, all of its Northern Bluefin Tuna products into the Japanese market. Following the acquisition of Baja, Umami agreed to extend the sales agency agreement to most of Baja's sales.  We paid to Atlantis a commission of 2.0% of all net sales proceeds under the agreement.  In October 2011, the agreement was terminated retroactive to June 30, 2011.

For the year ended June 30, 2011, substantially all of our sales, including sales to Atlantis Japan, were covered by this agreement.  Commissions totaling $1.1 million have been accrued and are included in selling, general and administrative expenses in the Statement of Operations.  At June 30, 2011, $0.6 million of the commissions were outstanding and were settled in September 2011.

In October 2011, we entered into a new sales agency agreement with Atlantis Japan, giving Atlantis Japan exclusive rights to sell our Bluefin Tuna in Japan.  We will pay Atlantis Japan 2.0% for all sales up to 4.0 billion Japanese Yen (approximately $52 million) and 1.0% for all sales above that amount.  Commissions under the agreement are payable quarterly.  The agreement was retroactive to July 1, 2011 and expires March 31, 2012.

Call Option Agreement and termination

Contemporaneously with the completion of the Share Exchange, we entered into a call option agreement that granted us, until December 1, 2010, the right to purchase from Atlantis the following assets at the prices set forth below.

·
The patent and the U.S. ownership rights to Freshtec, a method to treat food, fish and meat to improve storage durability of the food being treated, at an option price of $2.3 million.  The patent application is pending.

·	Factory equipment for food processing, packaging and processing using the Freshtec method, at an option price of $1.5 million.

·
Farming concession for up to 1,000 tons stocking rights for striped sea bass, yellow tail tuna and king fish with necessary farming equipment, at Todos Santos, Mexico, at an option price of $1.5 million.

·	The entire share capital in Havetorsk AS, Mausund, Norway, a Norwegian cod farming company, at an option price of $7.0 million.

Atlantis extended the date for the exercise of the options of the above except the Norwegian cod farming company (for which the option had expired) until the end of March 2011.  In January 2011 we exercised the option and authorized our management to negotiate financing terms with Atlantis to acquire the above (except for the Norwegian cod farming company). In October 2011, Atlantis and Umami agreed to terminate the option.

Contributed capital

Ocean Spray

In May 2011, Umami entered into a note purchase agreement whereby a private investor advanced $0.5 million to Umami as a non-interest bearing loan.  In connection with this loan, Ocean Spray agreed to transfer 25,000 shares of Umami common stock owned by them to such investor.  In July 2011, Umami entered into a settlement agreement with an investment relations firm.  As part of the settlement, Ocean Spray agreed to transfer 100,000 shares of Umami common stock owned by them to the investor relations firm.

Aurora Capital and Ocean Spray

In September 2011, in connection with the settlement of a Placement Agent Agreement dispute, Aurora and Ocean Spray contributed various assets in support of the settlement.  See Note 10 for further information.

Other

We purchased certain farming assets from an Atlantis Subsidiary for $0.3 million prior to June 30, 2010.  Such amount was added to the amounts due under the Atlantis Agreement. The farming assets were written off in the year ended June 30, 2011 as the equipment was not able to be utilized due to inability for the assets to operate under Croatian national standards.

We reimburse Atlantis for certain services provided to Umami as well as out of pocket expenses paid on our behalf.  For the year ended June 30, 2011, a total of $0.7 million were billed for services and reimbursements which were added to the amounts owing under the Atlantis Agreement.

In connection with a financing transaction between Atlantis and a third party, Atlantis granted the third party the right to acquire a 1.82% equity interest in Kali Tuna for a five year period for $1.0 million.  In the event that Kali Tuna completed a merger transaction with a publicly traded shell company in the United States, the right would be replaced by a three year warrant to purchase 1.0 million shares of the public company at $1.00 per share.  The warrants were issued to the third party on the date of the Share exchange (June 30, 2010).

Additionally, Atlantis has provided loan guarantees and other credit support through its banking relationships and has in the past pledged Umami shares owned by them as collateral for certain financing transactions with private party lenders.

The amounts above are included in the balance sheet and income statement as follows (in thousands):

	June 30,
Balance Sheet	2011	2010
Current Assets
Trade accounts receivable related parties	$1,970	$—
Other accounts receivable related parties	—	681
Total accounts receivable related parties	$1,970	$681

Accounts payable to related parties	$556	$257

Notes payable to related parties
Due to Atlantis - principal	$4,000	$—
Due to Aurora - principal	5,260	—
Accrued related party interest, expenses and fees	327	—
Total	$9,587	$—
Included in current portion	7,587	—
Long-term portion	2,000	—

	Year ended June 30,
Income Statement	2011	2010
Sales to Atlantis Subsidiary - included in net revenue	$40,864	$—
Reimbursement of costs - included in selling, general and administrative expenses	693	1,778
Commission expense - included in selling, general and administrative expenses	1,033	—
Interest expense	1,556	—

12.	Income taxes

The provision for income tax expense for the years ended June 30, 2011 and 2010 consists of the following (in thousands):

	Years Ended June 30,
	2011	2010
Income (loss) before income taxes:
Domestic	$(10,557)	$(1,331)
Foreign	13,133	854
Total income (loss) before income taxes	$2,576	$(477)

Income tax expense (benefit):
Current income taxes:
State	$2	$—
Foreign	1,889	528
Total current	1,891	528
Deferred income taxes:
Foreign	417	(66)
Total deferred	417	(66)
Total provision for income taxes	$2,308	$462

Our effective tax rate differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets. Unremitted earnings of Kali Tuna have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable. Baja earnings are considered to be repatriated to the United States and Umami, to fund current debt obligations of Umami taken out primarily for the acquisition and operations of Baja. A reconciliation between reported income tax expense and the amount computed by multiplying income (loss) before income taxes by the Company’s applicable federal statutory tax rate of 34%, and a reconciliation of the federal statutory income tax rate to our effective tax rate for the years ended June 30, 2011 and 2010, respectively, is as follows (in thousands):

	Years Ended June 30,
	2011		2010
	$	%	$	%
Income tax expense (benefit) computed at the federal statutory income tax rate of 34%	$876	34.0	$(162)	34.0
State income tax, net of federal tax	(25)	(1.0)	—	—
Effect of foreign tax rates	(2,159)	(83.8)	(120)	25.1
Non-deductible expenses	550	21.3	—	—
Foreign income (loss), net	1,266	49.1	290	(60.9)
Change in valuation allowance	1,157	44.9	453	(94.9)
Other, net	643	25.1	1	(0.1)
Income tax expense	$2,308	89.6	$462	(96.8)

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

The significant components of our deferred income taxes at June 30, 2011 and 2010 are as follows:

	Years Ended June 30,
	2011	2010
Deferred tax assets:
Net operating losses	$3,613	$859
Receivables	43	—
Accrued expenses not currently deductible	535	—
Intangible assets	45	—
Settlements	405	—
Stock-based compensation expense	63	—
Tax credits	1,179	—
Valuation allowance	(3,109)	(859)
Total deferred tax assets	$2,774	$—

Deferred tax liabilities:
Inventories	$(726)	$(135)
Investment in foreign subsidiaries	(1,697)	—
Intangible assets	(2,158)	—
Other	(68)	—
Property and equipment	(644)	—
Total deferred tax liabilities	(5,293)	(135)
Net deferred tax liability	$(2,519)	$(135)

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.

We have established a valuation allowance of $3.1 million against certain of our domestic deferred tax assets and deferred tax assets of certain foreign jurisdictions due to the uncertainty that such assets will be realized. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

From time to time, we may take positions for filing our tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until the IRS has completed its examination or until the statute of limitations has expired.  In these situations, we recognize interest and penalties related to the uncertain tax positions in income tax expense.  We did not have any accrued interest or penalties related to uncertain tax positions at the years ended June 30, 2011 or June 30, 2010.  In addition, we did not have any unrecognized tax benefits for the years ended June 30, 2011 and 2010.

The tax years 2005 to 2010 remain open to examination by federal and state taxing jurisdictions and the tax years 2004 to 2010 remain open to examination by foreign jurisdictions.

At June 30, 2011, we have tax loss carryforwards available for offset against future taxable income as follows:

Available through June 30, 2013 related to Baja	$64
Available through June 30, 2014 related to Baja	2,813
Available through June 30, 2015 related to Oceanic and Baja	893
Available through June 30, 2016 related to Baja	9,995
Available through June 30, 2017 related to Baja	7,111
Available through June 30, 2018 related to Baja	107
Available through June 30, 2019 related to Baja	844
Available through June 30, 2026 related to Umami	5
Available through June 30, 2027 related to Umami	31
Available through June 30, 2028 related to Oceanic and Umami	924
Available through June 30, 2029 related to Umami	16
Available through June 30, 2030 related to Oceanic	157

Umami’s, Baja’s and Lubin’s loss carryforwards have been fully offset by valuation allowances.

13.	Commitments and contingencies

Financial Police of Ministry of Finance of the Republic of Croatia

In June 2008, Croatian Financial Police concluded an inspection of certain of Kali Tuna’s transactions and alleged the following underpayments of taxes and related interest:

•
Underpayment of value added taxes for calendar year 2006 and related interest, totaled approximately $1.5 million, relating to the sales of Kali Tuna’s inventory to its 50%-owned subsidiary, Kali Tuna Trgovina, at its (purchase) production cost.

•
Unpaid taxes on profit for the year ended June 30, 2007 and related interest, totaled approximately $0.1 million, relating to sales of Kali Tuna’s inventory to Atlantis Resources ehf (an Icelandic subsidiary of Atlantis Group, which was Kali Tuna’s ultimate parent at the time).

Any underpayments that are ultimately upheld at the conclusion of a permitted appeal process will be subject to liability for additional interest and penalties.  In addition, Kali Tuna could be held liable for similar transactions completed during subsequent years.  As the applicable amounts of additional taxes and interest for those periods are dependent upon the assessment done by the Financial Police,  such amounts cannot be estimated at the current time.  Kali Tuna successfully filed an appeal to contest these allegations and the matter was dismissed by the Appellate Body of Ministry of Finance. However, dismissal did not terminate the process.  The Financial Police were required to repeat the inspection procedure, taking into account all the facts and proofs being proposed and disclosed by Kali Tuna during the process.

The subsequent inspection ended with the same allegations and Kali Tuna again appealed in April 2010.  The appeal was once again successful and the claim was dismissed, but the Financial Police must repeat the inspection for the third time. Kali Tuna will continue to contest the allegations.

Our management expects, based upon the facts and circumstances of the relevant transactions, that Kali Tuna will ultimately prevail and that it will not incur any material liability.  Accordingly, the consolidated financial statements included herein do not reflect any adjustments related to this contingency.

Croatian Customs Authorities

In February 2011, Croatian Customs Authorities (CA) declared Kali Tuna, together with another Croatian tuna farming entity (the “seller”), jointly liable for a tax debt totaling about $0.9 million related to the purchase of live tuna and some bait  that the seller sold to Kali Tuna. The tax debt consists of customs duties, value added tax and default interest which the CA allowed the seller not to pay based on the expected export of the live tuna.  Since the seller instead sold the tuna locally to us, the duties, taxes and interest became payable immediately.  Due to its insolvency and bankruptcy, the seller was only able to pay $0.1 million of the debt.  Although Kali Tuna filed a complaint contesting the CA decree, it paid the $0.8 million in April, 2011 in order to avoid possible enforcement.  We expect, based upon the facts and circumstances, that Kali Tuna’s appeal should ultimately prevail and the CA decree will be annulled and that any funds paid will be reimbursed.

Mexican Tax Case

In 2007 Baja was audited for the tax year 2002 by the Taxing Authority.  Based on the audit, the Taxing Authority alleged that Baja owed additional taxes of approximately $1.5 million for items not deemed deductible and items regarded as income rather than as shareholder investments, plus interest and penalties of approximately $0.1 million  Baja appealed the ruling and the decision was reversed by the First Northwestern Regional Court of the Federal Court of the Fiscal and Administrative Justice on procedural grounds.

Subsequently, the Taxing Authority appealed the reversal.  Baja has filed for a so-called joinder review for the purpose of upholding the reversal, which proceeding is currently pending at the Collegiate Circuit Court, located in Mexicali, Baja California.  Our management is confident that it will prevail in this matter.

14.	Subsequent events

August 3, 2011 Note Purchase Agreement

On August 3, 2011, we entered into a note purchase agreement with a third party lender.  Pursuant to the agreement, we received gross proceeds of $3.0 million in exchange for a note in the aggregate principal amount of $3.4 million, which matures on October 31, 2011.

The note does not bear interest.  In the event that the note is not paid when due, we would be required to pay the lender an amount equal to 5% of the outstanding principal amount of the note.

The loan is secured by certain tuna inventory owned by Baja.  In connection with this transaction, we paid to a placement agent $0.1 million in cash and will issue 90,000 warrants to purchase our common shares at a strike price of $2.70 per share.

September 7, 2011 Credit Agreement

On September 7, 2011 we entered into a credit agreement with three third party lenders (collectively, the “Lenders”).  In connection with the Agreement: we will be paid gross proceeds of up to $8.3 million in exchange for notes in the aggregate principal amount of up to $8.5 million (the “Notes”), which Notes mature beginning in November 2011 with any unpaid amounts on April 2, 2012 fully due at that time.  In connection with the agreement we also issued warrants to purchase 0.5 million shares of the Company's common stock (the “Warrants”) at $1.50 per share.

The loans evidenced by the Notes will be funded in three tranches.  The first tranche of $5.2 million was received on September 7, 2011 in the amount of $5.1 million.  We repaid a secured note, plus accrued interest, totaling $3.1 million which had a maturity date of March 31, 2012 and paid placement agent costs totaling $0.1 million.  The second tranche of $1.1 million was received on September 15, 2011 in the amount of $1.1 million.

The balance of the loan will be funded upon satisfaction of certain funding conditions, including delivery of additional collateral to Lenders, in the amounts of $2.1 million.  The Notes bear interest at the rate per annum equal to the sum of (a) 11% plus (b) the one year LIBOR Rate.  Each of the Notes may be accelerated if an event of default were to occur.

The Notes are secured by certain assets of the Company and certain assets of its direct and indirect subsidiaries, including Baja.  In addition, the obligations of the Company and Baja to the Lenders are guaranteed by certain subsidiaries of the Company and certain shareholders of the Company and certain of those guarantees are secured by stock owned by such shareholders.