Form 10-K/A
period 2011-06-30
Umami Sustainable Seafood Inc.
filed 2011-11-14
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-2

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

EXPLANATORY NOTE

This amendment No. 2 to the Annual Report on Form 10K for the year ended June 30, 2011 (the “Form 10-K”) is being filed to disclose information under the items herein set forth that were omitted from the Form 10-K as permitted under the rules and regulations promulgated by the Securities and Exchange Commission and to correct a typographical error on the cover page to state that this report relates to for the fiscal year ended June 30, 2011.

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