Form 10-Q
period 2011-09-30
Umami Sustainable Seafood Inc.
filed 2011-11-18
CIK 1368765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes   ☐ No  ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of November 15, 2011 is 59,512,066.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,768	$1,096
Accounts receivable, trade, net	5,795	1,347
Accounts receivable, related party	297	1,970
Inventories	59,158	55,026
Refundable value added tax	1,666	2,007
Other current assets	1,528	672
Total current assets	74,212	62,118

Property and equipment, net	15,848	16,745
Farming concessions	11,452	11,541
Goodwill	271	292
Deferred income taxes	392	445
Deferred financing costs	270	368
Other assets	146	209
Total assets	$102,591	$91,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$32,940	$24,002
Notes payable, related parties	7,348	7,587
Accounts payable, trade	6,112	8,916
Accounts payable, related parties	429	556
Accrued liabilities	1,763	2,750
Income taxes payable	1,853	1,387
Deferred income taxes	738	750
Total current liabilities	51,183	45,948
Long term debt	11,425	4,417
Notes payable, related parties	2,000	2,000
Derivative stock warrants	3,011	2,286
Obligations under capital leases	14	16
Deferred income taxes	2,214	2,214
Other long-term liabilities	803	803
Total liabilities	70,650	57,684
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock $0.001 par value, 100,000 shares authorized
59,512 shares issued and outstanding at September 30, 2011 and June 30, 2011	60	60
Additional paid-in capital	23,641	23,566
Retained earnings	7,802	8,549
Accumulated other comprehensive income	3,276	4,636
Total Umami Sustainable Seafood Inc. stockholders’ equity	34,779	36,811
Noncontrolling interests:
Lubin	(2,757)	(2,705)
Marpesca	(105)	(99)
KTT	24	27
Total noncontrolling interests	(2,838)	(2,777)
Total equity	31,941	34,034
Total liabilities and stockholders’ equity	$102,591	$91,718

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Net revenue	$14,432	$—
Cost of goods sold	(8,067)	—

Gross profit	6,365	—

Selling, general and administrative expenses	(3,461)	(1,308)
Research and development expenses	(35)	(63)
Other operating income, net	67	17
	(3,429)	(1,354)

Operating income	2,936	(1,354)

Gain from foreign currency transactions and remeasurements	564	428
Gain (loss) on derivative stock warrants	(452)	45
Loss from investment in unconsolidated affiliates	—	(164)
Interest expense, net	(3,248)	(484)
Loss before provision for income taxes	(200)	(1,529)
Income tax expense	810	30
Net loss	(1,010)	(1,559)
Add net losses attributable to the non-controlling interests:
Lubin	256	—
Marpesca	6	—
KTT	1	73
Net loss attributable to Umami Sustainable Seafood Inc. stockholders	$(747)	$(1,486)

Basic and diluted net loss per share attributable to Umami Sustainable Seafood Inc. stockholders	$(0.01)	$(0.03)
Weighted-average shares outstanding, basic and diluted	59,512	46,291

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Net loss	$(1,010)	$(1,559)
Unrealized foreign currency translation gain/(loss), net of taxes of $0	(1,360)	1,099
Comprehensive loss	(2,370)	(460)
Comprehensive income (loss) attributable to non-controlling interests	202	(46)
Total comprehensive loss attributable to Umami shareholders	$(2,168)	$(506)

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Umami Sustainable Seafood Inc. Stockholders' Equity	Non-Controlling Interests			Total Equity
	Shares	Amount					Lubin	Marpesca	KTT
Equity June 30, 2011	59,512	$60	$23,566	$8,549	$4,636	36,811	$(2,705)	$(99)	$27	$34,034
Issuance of warrants			50			50				50
Stock-based compensation expense			25			25				25
Comprehensive loss:
Net loss				(747)		(747)	(256)	(6)	(1)	(1,010)
Translation adjustments					(1,360)	(1,360)	204	—	(2)	(1,158)
Total comprehensive loss						(2,107)	(52)	(6)	(3)	(2,168)
Equity September 30, 2011	59,512	$60	$23,641	$7,802	$3,276	$34,779	$(2,757)	$(105)	$24	$31,941

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Operating activities
Net loss	(1,010)	$(1,559)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	403	328
Stock-based compensation	25	40
Loss (gain) on derivative stock warrants	452	(45)
Loss on investment in unconsolidated affiliates	—	164
Amortization of deferred financing costs, debt discount and warrants included in interest expense	2,318	—
Foreign currency changes on foreign-denominated debt	361	—
Changes in assets and liabilities:
Accounts receivable, trade	(4,369)	(15)
Accounts receivable, related parties	1,474	—
Inventories	(6,146)	(4,692)
Refundable value added tax	181	—
Prepaid expenses and other assets	(869)	(45)
Accounts payable, trade and accrued liabilities	(2,830)	818
Income taxes payable	510	(81)
Accounts payable to related parties	(48)	—
Other current liabilities	—	155
Net cash used in operating activities	(9,548)	(4,932)

Investing activities
Investment in and advances to unconsolidated affiliates	—	(5,100)
Purchases of property and equipment, net	(482)	(24)
Net cash used in investing activities	(482)	(5,124)

Financing activities
Bank financing	11,501	2,413
Bank repayments	(3,885)	(680)
Borrowings from unrelated parties	11,863	—
Repayments of borrowings from unrelated parties	(3,125)	—
Borrowings from related parties	1,315	5,302
Repayments of borrowings from related parties	(1,768)	(4)
Capital leases	(2)	—
Debt offering costs paid	(452)	—
Proceeds from the issuance of common stock and warrants	—	1,364
Funds released from escrow	—	1,635
Net cash provided by financing activities	15,447	10,030
Subtotal	5,417	(26)
Effects of exchange rate changes on the balances of cash held in foreign currencies	(745)	85
Cash and cash equivalents at beginning of period	1,096	215

Cash and cash equivalents at end of period	$5,768	$274

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$141	$211
Income Taxes	649	111
Non-cash activities
Advances from shareholders for investment in and advances to unconsolidated affiliates	$—	$8,000
Reclassification of derivative warrant liability	—	77
Payment by BTH to Atlantis Group to offset against shareholder loan	—	334

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

In March 2010, Atlantis created Bluefin, a New York based holding company and wholly-owned subsidiary of Atlantis, for the purpose of holding the shares of Kali Tuna.

Prior to June 30, 2010, we were a shell company known as Lions Gate Lighting Corp. (Lions Gate). On May 3, 2010, a share exchange agreement was entered into among Lions Gate, Kali Tuna, Bluefin and Atlantis, pursuant to which Lions Gate received from Atlantis on June 30, 2010, all of the issued and outstanding shares of Bluefin in consideration for the issuance to Atlantis of 30,000,000 shares of its common stock resulting in a change of control of Lions Gate. As a result of this transaction (the Share Exchange), Kali Tuna became the indirect wholly-owned subsidiary of Lions Gate.

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

As a result of the share exchange, Lions Gate ceased to be a shell company as such term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended. In August 2010, Lions Gate changed its name to Umami Sustainable Seafood Inc.

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

In July 2010, the Company issued 1.4 million units, with each unit consisting of one share of common stock and a five-year warrant to purchase 0.2 shares of common stock at $2.00 per share. Each unit was issued for $1.00, resulting in gross proceeds of $1.4 million. As compensation for their services, the Company issued 0.1 million shares of stock and 0.1 million additional whole-share three-year warrants to purchase shares of its common stock at $2.00 per share to two firms who acted as placement agents for the private placement.

On November 30, 2010 we completed the acquisition of Baja and Oceanic (referred to herein as the Baja acquisition or Baja) as described in Note 7. We issued 10 million shares of common stock, valued at $12.1 million, and paid an additional $12.0 million of consideration. In July 2010, we paid $8.0 million for the purchase of 33% of Baja and Oceanic. Baja is incorporated in and operates in Mexico. Baja operates facilities and equipment in Mexico where it farms Pacific Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market. Oceanic is incorporated in and operates in the United States as the management services company for Baja.

Kali Tuna's and Baja's core business activity is farming and selling Bluefin Tuna. The production is seasonal as tuna is caught mostly during May through August. Bluefin Tuna has an average farming period between .5 years and 3.5 years. Most of Kali

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Tuna's and Baja's sales transactions normally occur during the winter months, October through March.

2.	Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Umami and its wholly owned subsidiaries and its controlling variable interest entities have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on November 14, 2011.

The interim condensed consolidated financial statements ("interim statements") at September 30, 2011 are unaudited. In the opinion of management, all adjustments and disclosures considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods have been included. These adjustments are of a normal recurring nature. However, the reported results for the interim period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012. The June 30, 2011 year-end balance sheet data was derived from the audited financial statements and notes thereto for the fiscal year ended June 30, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on November 14, 2011. All significant intercompany accounts and transactions have been eliminated.

The Company's functional and reporting currency is the United States dollar (the USD). Kali Tuna's and Lubin's (see below) transactions and balances have been measured in Croatian Kuna (the HRK), their functional currency, and their financial statements have been translated into USD. Baja's and Marpesca's (see below) financial statements are maintained in Mexican Pesos (the MXN), and have been remeasured into USD, their functional currency. The foreign currency translation adjustments are recorded in accumulated other comprehensive income. The resulting gain or loss is included in the Statements of Operations in gain/loss from foreign currency transactions and remeasurements.

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

Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management exercises significant judgment in estimating the weight of the biomass of tuna inventories, the fair value of derivative stock warrant liabilities and stock based compensation, recoverability of long-lived assets, purchase accounting and utilization of deferred tax assets. Actual results may differ from those estimates.

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Under Mexican law, a majority foreign-owned company cannot own the right to fish in Mexican waters. Our farming operation needs access to various bait fish to feed the biomass at the farm. Marpesca S.A. de C.V. (Marpesca) is a Mexican based fishing company that is owned 49% by Baja and 51% by one of the members of Baja's management. Marpesca leases a fishing boat from Baja and has the right to fish for various bait fish. Baja provides financing for Marpesca and Marpesca does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Baja. It also does not have the fixed assets that it requires to carry out these fishing activities without leasing them. Currently these are leased from Baja. We have therefore determined that Marpesca is a variable interest entity and that Baja is the primary beneficiary.

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

Recently Adopted Accounting Standards

In January 2010, the FASB issued an update which provides guidance to improve disclosures about fair value measurements.
This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as previously required. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which was effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. This update did not have a material impact on our consolidated condensed financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated condensed financial statements.

In June 2011, the FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated condensed financial statements.

Newly Issued Accounting Standards

In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

step goodwill impairment test described in Accounting Standards Codification Topic 350. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We plan to adopt this revised guidance during the annual goodwill impairment test in the year ended June 30, 2012, and do not expect that the adoption will have a material effect on our consolidated financial statements.

Earnings per Share

Basic earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding plus the weighted average number of common shares that would be issued upon exercise of outstanding options and warrants. We have excluded 11.1 million of outstanding warrants from the diluted shares because they were anti-dilutive.

The following table presents the calculation of the earnings per share:

	Three Months Ended September 30,
	2011	2010

Numerator: Net loss attributable to Umami stockholders	$(747)	$(1,486)
Denominator: Weighted average shares outstanding (basic and diluted)	59,512	46,291
Net loss per share (basic and diluted)	$(0.01)	$(0.03)

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

Fair Value Measurements

The authoritative guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing the asset or liability. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

Financial Assets and Liabilities
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of September 30, 2011, the Company had assets and liabilities that fell under the scope of ASC 820. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities all approximate their fair value due to their short-term nature, and as such are determined to be valued based on Level 1 inputs. In addition, the fair value of our short- and long-term borrowings approximate their carrying values, and are determined to be valued based on Level 1 inputs, as we recently entered into these debt agreements and the terms are consistent with the terms we could obtain at September 30, 2011.

Our derivative stock warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the option pricing model.  Some of the significant inputs are observable in active markets, such as volatility and risk free rate.  The fair value of these warrants also incorporate our assumptions about the fair value of our common stock traded on the over-the-counter bulletin board as there are very few registered shares available to the market and there are very low volumes traded relative to our size. Because some of the inputs to our valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy. Please see Notes 10 for discussion regarding the determination of fair value for these liabilities. The unrealized gains or losses on derivative stock liabilities are recorded as a change in fair value of derivative stock liabilities in the Company's statement of operations.

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of September 30, 2011. We do not hold any financial instruments for trading purposes.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Balance as of	Fair Value Measurements at a Reporting Date Using:
	September 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$5,768	$5,768	$—	$—	$5,768

Liabilities
Derivative stock warrants	$3,011	$—	$—	$3,011	$3,011

	Balance as of	Fair Value Measurements at a Reporting Date Using:
	June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$1,096	$1,096	$—	$—	$1,096

Liabilities
Derivative stock warrants	$2,286	$—	$—	$2,286	$2,286

Activity between Levels of the Fair Value Hierarchy
There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended September 30, 2011.

Long-Lived Assets

We review our long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Farming Concessions

Farming concessions are recorded at the acquisition cost or fair value as assessed at the date of acquisition. The concessions are determined to be indefinite lived assets which we evaluate for impairment annually or more frequently based on facts and circumstances.

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The total allowance for doubtful accounts on September 30, 2011 and June 30, 2011 was less than $0.1 million.

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Derivative Stock Warrants

Prior to November 30, 2010, our reporting currency was the USD and our functional currency was the Croatian HRK, as virtually all operations were in Croatia. Capital raising efforts are conducted primarily in USD and we have and will continue to issue warrants to purchase common shares at prices denominated in USD.

Through November 30, 2010, the fact that the exercise prices of the warrants were not denominated in the functional currency required that the warrants be considered derivatives and recorded at their estimated fair value as liabilities. As of each reporting date, the estimated fair value of the warrants that remained outstanding was re-assessed and the recorded liabilities were adjusted. If the warrants increased in fair value, the increase was shown as an expense in the statement of operations and if the warrants decreased in fair value, a gain was recorded for such decrease. This accounting was used through November 30, 2010, the date of the Baja acquisition. Effective December 1, 2010 our functional currency became the USD and we reclassified the $1.3 million liability for 5.2 million of our outstanding warrants to stockholders' equity. Approximately 4.1 million warrants are accounted for as liabilities as of September 30, 2011 due to specific features within the warrant agreements. See Note 10 for further details.

Reclassifications

Certain items in the prior periods have been reclassified to conform with the September 30, 2011 presentation, with no effects on previously reported equity or net income attributable to Umami stockholders.

3.	Significant concentrations

Revenue concentration for sales of tuna to our major customers for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010

Atlantis Group and Subsidiaries	1.3%	—
Global Seafoods Co., LTD	19.7%	—
Sirius Ocean Inc.	7.4%	—
Daito Gyorui Co., Ltd	62.2%	—
Kyokuyo Co., LTD	7.5%	—

In the three months ended September 30, 2011, 96.8% of our sales were to Japanese customers. There were no sales of tuna in the three months ended September 30, 2010. In the three months ended September 30, 2011 our sales were all from Mexico. At September 30, 2011, approximately 61% of our long-term assets are located in Mexico, 37% are located in Croatia and 2% are located in the United States.

4.	Inventories

Inventories are comprised as follows as of September 30, 2011 and June 30, 2011:

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2011	June 30, 2011
Live stock inventories:

under 30 kg.	$24,986	$24,364
30-60 kg.	8,807	10,156
60-90 kg.	20,952	12,647
90+ kg.	1,273	1,268
	56,018	48,435
Inventory in transit (fishing season in progress)	—	4,611
Fish feed and supplies	3,140	1,980
Total inventories	$59,158	$55,026

Inventories are stated at the lower of cost or net realizable value. Cost is calculated on a weighted average basis and includes all costs to acquire and to bring the inventories to their present location and condition. The inventories purchased as part of the Baja acquisition were recorded at fair value which was estimated based upon the market prices that a market participant would be willing to pay for the inventory, less costs to be incurred up to the estimated harvest date and a reasonable profit margin on the cost to be incurred and the selling efforts. See Note 7 for further information on the Baja acquisition. International regulations prohibit the sale for consumption of Atlantic Northern Bluefin Tuna (which is farmed at Kali Tuna) under 30 kg. We evaluate the net realizable value of our inventories on a regular basis and will record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

Inventory in transit from the fishing grounds to the farm is not included in our biomass totals until it has been properly measured and counted upon arrival at the farm.

5.	Other current assets

Other current assets were comprised as follows as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Prepaid fishing expenses	$—	$111
Other receivables	540	180
Prepaid expenses	403	315
Prepaid insurance	585	66
	$1,528	$672

6.	Property and equipment

Our property and equipment were as follows as of September 30, 2011 and June 30, 2011:

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2011	June 30, 2011
Cost:
Land	$462	$497
Buildings	2,670	2,876
Vessels	13,767	14,387
Machinery and equipment	11,316	11,704
Fixtures and office equipment	346	313
Construction in progress	153	266
	28,714	30,043
Less accumulated depreciation:
Buildings	1,152	1,205
Vessels	5,488	5,569
Machinery and equipment	6,087	6,369
Fixtures and office equipment	139	155
	12,866	13,298
Property and equipment, net	$15,848	$16,745

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

On July 20, 2010, we entered into a stock purchase agreement with Corposa, S.A. de C.V. (Corposa), Holshyrna ehf (Holshyrna), and certain other parties, providing for the sale from Corposa and Holshyrna of 33% of the equity of Baja and Oceanic. The agreement provided for acquisition of 33% interests in each entity for $8.0 million, which was funded by Atlantis and charged against our line of credit from Atlantis.

As part of the stock purchase agreement, we also acquired the option, exercisable by September 15, 2010, to purchase all remaining Baja and Oceanic shares in consideration for the issuance of a) 10,000,000 restricted shares of our common stock and b) payment in cash of $10.0 million. On September 15, 2010, we exercised the option and on September 27, 2010, the parties to the agreements entered into amendments to each of the agreements requiring certain capital distributions plus an additional $2.0 million related to the amendments to be made to the selling parties on or before November 30, 2010. On November 30, 2010, we consummated the acquisition of Baja and Oceanic. However, instead of making the $10.0 million cash payment described above, we paid $7.8 million in cash and issued zero interest promissory notes in the aggregate principal amount of $2.2 million on November 30, 2010. The notes which were unsecured were due and paid on December 10, 2010. The total purchase price for the acquisition of Baja and Oceanic was $32.7 million, including 10.0 million shares of Company common stock valued at $12.1 million.

We accounted for the acquisition of Baja as a step acquisition business combination. Under business combination accounting, the assets and liabilities were recorded as of the acquisition date, at their respective fair values, and consolidated with our assets

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

and liabilities. The purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed. Under step acquisition requirements, our initial unconsolidated investment in Baja was also recorded at fair value based on the purchase price. Due to the fact that the initial 33% interest was acquired close to the time the remaining interest was acquired, we determined the value at the time the option was exercised ($8.6 million) to be the same as the cost of the original 33% interest ($8.0 million) plus the amount of our proportionate earnings ($0.6 million) while we were a 33% interest holder with no gain or loss recognized.

The fair value of the shares issued as consideration was based on the weighted average of the estimated per share fair value of common shares contained within unit sales during the two months prior to the acquisition date and the weighted average price of common shares traded in the over-the-counter market during the two days prior to the acquisition.

The value of assets acquired and liabilities assumed were finalized in the year ended June 30, 2011, with the exception of the value of the farming concessions, which were finalized in the quarter ended September 30, 2011. However, there was no change in the value of Baja's farming concessions from June 30, 2011 to September 30, 2011.

Croatian Operation

In June 2011 we completed an acquisition from Drvenik Tuna d.o.o of a farming concession along with live Bluefin tuna, cages and supplies in Croatia. We paid a total of $5.0 million for the assets. We are in process of allocating the purchase price to the assets acquired. Based on our preliminary estimates, we allocated $2.9 million to inventory, $1.3 million to farming concessions, $0.8 million to property and equipment and $0.3 million to goodwill during the year ended June 30, 2011. The assets acquired were valued at our preliminary estimate of fair value. The acquisition will enable Kali Tuna to expand its operations by approximately 1,500 metric tons.

8.	Borrowings

The Company's borrowings were comprised as follows as of September 30, 2011 and June 30, 2011 (monetary units in thousands):

	Facility	Interest Rate	Effective rate at September 30, 2011	September 30, 2011	June 30, 2011
Erste&Steiermaerkische bank d.d.	HRK 29,240	5% floating *	5.81%	$5,300	$5,708
Erste&Steiermaerkische bank d.d.	HRK 30,000	5% floating *	6.24%	5,437	5,856
Erste&Steiermaerkische bank d.d.	JPY 180,000	3M JPY LIBOR+6.5%	8.19%	2,342	2,219
Erste&Steiermaerkische bank d.d.	HRK 80,000	40% at HBOR 2.8% + 60% at 4.4%	4.18%	7,441	—
Erste&Steiermaerkische bank d.d.	EUR 550	3M EURIBOR+5%	6.86%	747	792
Volksbank d.d.	HRK 10,000	40% at HBOR 3.8% + 60% at 5.9%	5.55%	1,359	1,627
Privredna banka Zagreb d.d.	EUR 2,505	3M EURIBOR+4.75%	6.49%	3,401	3,593
Bancomer	MXN 50,000	TIEE + 4.5%	6.00%	3,725	4,223
Amerra Capital Management, LLC	USD 8,500	11% + 1YR LIBOR	11.82%	6,334	—
UTA Capital LLC	USD 3,125	9%	n/a	—	3,387
UTA Capital LLC	USD 3,370	Nil	Nil	3,370	—
Private investors	USD 5,624	Nil	Nil	5,624	2,000
Total obligations under capital leases				28	37
Less: Debt Discount				(729)	(1,007)
Total borrowings				$44,379	$28,435
Made up of:
Short-term borrowings				$32,940	$24,002
Long-term debt				$11,425	$4,417
Long-term obligations under capital leases				$14	$16

 *At discretion of bank

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bank Loans - Erste&Steiermaerkische bank. d.d. - Kali Tuna

Kali Tuna has a credit facility with Erste&Steiermaerkische bank. d.d. that consists of three revolving credit lines amounting to HRK 29.2 million ($5.3 million), HRK 30.0 million ($5.4 million), and JPY 180.0 million ($2.3 million), which mature on February 15, 2012, March 15, 2012, and March 1, 2012, respectively.

Certain of Kali Tuna's and Lubin's fixed assets are pledged to the Croatian bank in connection with these loans.

The loan from Erste&Steiermaerkische bank. d.d. for EUR 0.6 million ($0.7 million) matures January 31, 2018 with interest payable monthly based on the three-month EURIBOR rate plus 5%. The loan is collateralized by certain Kali Tuna and Lubin fixed assets.

The working capital loan from Erste&Steiermaerkische bank d.d. for HRK 80.0 million ($14.5 million) matures December 31, 2014 with interest payable quarterly based on a variable rate of 40% at HBOR plus 2.8%, with the remaining 60% at a rate of 4.4%. Kali Tuna drew down $7.4 million of the loan in the quarter ended September 30, 2011. The funds are available for working capital needs of Kali Tuna and require that matching funds be provided by the Company or pursuant to sales proceeds for each dollar borrowed. The loan is secured by live Bluefin tuna owned by Kali Tuna.

Other Bank Loans - Kali Tuna

The Kali Tuna loan from Volksbank d.d. for HRK 10.0 million ($1.8 million) matures on December 31, 2013 and is payable in quarterly installments of $0.2 million which began March 31, 2011. The terms of the loan call for a variable interest rate based on 40% at HBOR rate plus 60% at a rate of 5.9%. The loan is collateralized by certain Kali Tuna inventory.

The Kali Tuna loan from Privredna banka Zagreb d.d. for EUR 2.5 million ($3.4 million) matures on March 31, 2014 and is payable in three annual installments beginning March 31, 2012. Interest is payable monthly based on the three-month EURIBOR rate plus 4.75%. The loan is collateralized by certain Kali Tuna fixed assets and inventory.

Bank Loans - Baja

The Baja credit facility with Bancomer for MXN 50.0 million ($3.7 million) accrues interest payable at a rate of TIEE +4.5% monthly and is is collateralized by certain Baja inventory. This facility matured on September 30, 2011, was extended to November 4, 2011 and was paid in full on October 19, 2011.

Private Investor Loans - Baja and Umami

On September 7, 2011, we entered into a credit agreement with third party lenders, under which we would receive gross proceeds of up to $8.3 million in exchange for notes in the aggregate principal amount of up to $8.5 million. The notes mature beginning in November 2011, with any unpaid amounts fully due on April 2, 2012. In conjunction with the loan, we issued warrants to purchase 0.5 million shares of our common stock at $1.50 per share. The loan will be funded in three tranches. The first tranche of $5.2 million was received on September 7, 2011 in the amount of $5.1 million, of which $3.1 million was used to repay a secured note with a maturity date of March 31, 2012 plus accrued interest, pay placement agent costs totaling $0.1 million, and the remainder was used as general working capital for growth and reinforcement of infrastructure at Baja's facility in Mexico. The second tranche for $1.1 million was received on September 15, 2011. The balance of the loan is not expected to be drawn. The loan is collateralized by certain Baja inventory. In addition, the Company's obligations under the credit agreement are guaranteed by certain of the Company's subsidiaries and shareholders, and certain of these guarantees are secured by stock owned by such shareholders. The loan accrues interest based on the sum of the one-year LIBOR rate plus 11%, which is payable monthly. The agreement requires repayment of outstanding unpaid principal and accrued interest amounts, if any, as follows: $1.5 million on November 30, 2011, $1.5 million on December 31, 2011, $1.5 million on January 31, 2012, $2.0 million on February 29, 2012, and any remaining outstanding balance on April 2, 2012. However, each of the notes may be accelerated if an event of default were to occur.

Private Investor Loans - Umami

On October 7, 2010, we entered into a note and warrant purchase agreement with a secured private lender. We received gross proceeds of $5.0 million in exchange for: (i) a note payable of $2.5 million which matured and was paid in full March 31, 2011, (ii) a note payable of $3.1 million which matures on March 31, 2012 and was paid in full September 7, 2011, and (iii) warrants

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to purchase 3.0 million shares of its common stock (see Note 10). Both notes bore interest at 9% per year. Additional interest ranging from $0.2 million to $1.1 million would become due and payable if we do not achieve certain EBITDA thresholds during the 12 month period from April 1, 2011 to March 31, 2012. Based on our current estimate of our EBITDA for this period we believe that we will exceed all the EBITDA thresholds for this period and, accordingly, we have not accrued any additional interest related to these notes.

On June 3, 2011, we entered into a note purchase agreement with private party lenders. The Company received gross proceeds of $1.9 million in exchange for promissory notes in the aggregate principal amount of $2.0 million with a maturity date of June 30, 2011. The notes bore no interest and were collateralized by certain Baja inventory and the pledge of 6.0 million of Umami's shares held by Atlantis. On June 30, 2011, Umami entered into a loan extension and additional funding agreement, under which Umami issued notes in the aggregate principal amount of $5.6 million in exchange for cancellation of $2.0 million in existing notes and $3.0 million in cash provided on July 1, 2011. The amended loan had a maturity date of September 30, 2011, which was extended to October 5, 2011 and paid in full October 5, 2011. The notes bore no interest and were collateralized by the same assets as under the original agreement.

On August 3, 2011, we entered into a note purchase agreement with a third party lender. We received gross proceeds of $3.0 million in exchange for a note in the aggregate principal amount of $3.4 million, which matures on October 31, 2011. The note did not bear interest and was collateralized by 450 metric tons of Bluefin tuna inventory owned by Baja and additional inventory of Baja that was pledged in connection with a previous loan made by the lender to the Company. In connection with the loan, Umami paid placement fees of $0.1 million and issued warrants to purchase 0.1 million of its common shares at a strike price of $2.70 per share. These warrants were recorded as equity in additional paid in capital with a fair value of $24,000. The loan was paid in full October 13, 2011.

See Note 11 for the borrowings from related parties.

Deferred financing costs of $0.5 million related to secured notes payable were incurred and $0.5 million were amortized in the three months ended September 30, 2011.

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

Prior to October 31, 2010, Kali Tuna operated a joint venture, owned 50% by Kali Tuna and 50% by Bluefin Tuna Hellas A.E. an unrelated third party (the "BTH Joint Venture"). Under the terms of the joint venture, Bluefin tuna was acquired, farmed and sold at Kali Tuna’s site. Initially the joint venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. (“KTT”). In January 2008, all activities of the joint venture were transferred to Kali Tuna through the BTH Joint Venture.

We have determined that Kali Tuna and its affiliates provided the majority of financial support to Lubin and KTT through various sources including the purchase and sale of inventory, rental income and unsecured loans. In addition, as of September 30, 2011, Kali Tuna was a guarantor for repayment of Lubin´s note payable to Erste&Steiermaerkische bank d.d. in the amount of EUR 0.6 million ($0.7 million).

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial support provided by Kali Tuna and its affiliates to Lubin as of September 30, 2011 and June 30, 2011 and during the three months ended September 30, 2011 and 2010 follows:

	Lubin
	Three Months Ended September 30,
	2011	2010
Rental income and sale of inventory	$642	$356
Purchase of inventory	—	—
Unsecured loans	6,400	6,936

 Selected information from the balance sheets of Lubin and KTT as of September 30, 2011 and June 30, 2011, and the results of operation for Lubin and KTT for the three months ended September 30, 2011 and 2010 follow:

	Lubin		KTT
	September 30, 2011	June 30, 2011	September 30, 2011	June 30, 2011
Total assets	$4,875	$5,739	$50	$55
Total liabilities	7,908	8,683	—	—
Stockholders' equity (deficit)	(3,033)	(2,944)	50	55

	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Net sales	$642	$356	$—	$—
Net loss	(313)	—	(1)	—

As described in Note 2, the BTH Joint Venture activities previously conducted through KTT were, beginning during the year ended June 30, 2009, conducted within Kali Tuna (Bluefin Tuna Hellas A.E.). BTH contributed livestock to the joint venture during 2009 and its 50% share in the profits generated has been reflected as a noncontrolling interest within these consolidated financial statements until the BTH Joint Venture was terminated in October 2010. Results of its operations for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010
Net sales	$—	$—
Net loss	—	(146)

We have determined that Baja has provided the majority of the financial support to Marpesca through various sources including the purchase and sale of inventory. Selected balance sheet information related to these activities as of September 30, 2011 and June 30, 2011, and the results of its operations for the three months ended September 30, 2011 and 2010 were as follows:

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Net sales	$635	$—
Net income	6	—

	September 30, 2011	June 30, 2011
Total assets	$843	$923
Total liabilities	1,333	1,335
Stockholders' equity (deficit)	(490)	(412)

A portion of the operating loss for the non-controlling interest of Lubin and Marpesca is inventoried by Kali Tuna and Baja, respectively, to reflect the actual operating costs of Lubin’s and Marpesca’s bait operations.

10.	Stock options and warrants

Stock Options

We do not currently have a formal stock option plan. On June 30, 2010, stock options were granted to two employees to purchase a total of 1,100,000 shares of our common stock at $1.00 per share. Of these options, 183,333 vested immediately, and an additional 183,333 shares vested on the first anniversary of the grants. An additional 366,667 shares will vest on each of the second and third anniversary dates of the grants. The options have a 5 year contractual term with 3.75 years remaining at September 30, 2011. There were no new grants of stock options during the year ended September 30, 2011.

Stock option activity during the three months ended September 30, 2011 and year ended June 30, 2011 follows:

	Shares	Exercise Price	Remaining Contractual Term
Outstanding as of June 30, 2011	1,100,000	$1.00	4.0 years
Options granted	—
Options exercised	—
Options forfeited	—
Outstanding as of September 30, 2011	1,100,000	$1.00	3.75 years
Exercisable as of September 30, 2011	366,666	$1.00	3.75 years
Vested as of September 30, 2011	366,666	$1.00	3.75 years
Non-vested as of September 30, 2011	733,334	$1.00	3.75 years

The intrinsic value of stock options is calculated as the amount by which the fair value of our common stock exceeds the exercise price of the option. At September 30, 2011 the intrinsic value of our options outstanding and our options vested and expected to vest was $0.5 million and the intrinsic value of options exercisable was $0.2 million.

The weighted-average grant-date fair value of options granted during the year ended June 30, 2010 has been estimated at $0.33 and the total grant-date fair value of stock options vested during the year ended September 30, 2011 has been estimated at $0.1 million. There was no tax benefit related to the stock based compensation because we have incurred losses in the U.S. and it is not probable that we would be able to use any tax benefit in the future. Stock-based compensation expense recognized as selling, general and administrative expenses in the Consolidated Statement of Operations was $25,000 for the three months ended September 30, 2011 and September 30, 2010, respectively. As of September 30, 2011, total unrecognized compensation expense related to stock-based compensation is $0.1 million, which is expected to be recognized over the remaining vesting period of 1.75 years.

Stock warrants

At September 30, 2011, warrants were outstanding as follows:

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Warrants (in Thousands)	Exercise Price	Term
Balance at June 30, 2011	10,264	$1.00 to $2.00	3-5 years
Issued as Placement Agent compensation	90	$2.70	5 years
Issued in connection with Secured Notes	759	$1.50 to $3.00	3-5 years
Balance at September 30, 2011	11,113	$1.50 to $3.00	3-5 years
Weighted average exercise price	$1.55

Stock Warrants issued in connection with debt offerings

As described in Note 8, on September 7, 2011, Baja entered into a note and warrant purchase agreement with private party lenders, who are each accredited investors. In conjunction with the credit agreement, the Company issued warrants to purchase 0.5 million shares of its common stock. The exercise price for the shares of common stock underlying the warrants is $1.50 per share. The lenders also received demand and piggy-back registration rights in connection with the shares issuable upon exercise of the warrants. The warrants related to the note have been recorded as a stock warrant liability and the fair value of $0.3 million was calculated using a binomial pricing model and was recorded as a discount to the notes payable.

As described in Note 11, on July 7, 2011, Umami entered into a credit facility with Atlantis Group hf. In connection with the credit line, on each funding date, the Company is to issue to Atlantis three-year warrants to purchase shares of its common stock at $3.00 per share at the rate of 50,000 warrants for each $1.0 million advanced to Umami. The maximum number of warrants issuable is 750,000. Through September 30, 2011, the Company issued 0.3 million warrants to Atlantis. These warrants were recorded as equity in additional paid in capital with a fair value of $26,000.

Stock Warrants issued to placement agents as compensation

As described in Note 8, on August 3, 2011, Umami entered into a note purchase agreement with a private party lender. In connection with the loan, Umami paid placement fees of $0.1 million and issued warrants to purchase 0.1 million of its common shares at a strike price of $2.70 per share. These warrants were recorded as equity in additional paid in capital with a fair value of $24,000.

Derivative Stock Warrant Liability

We account for our derivative stock warrants in accordance with the applicable FASB guidance as discussed in Note 2.  Under this guidance, derivative stock warrants are accounted for as fair value liabilities and are valued using Level 3 inputs, with changes in fair value included in net earnings (loss).

The fair value of the liability associated with our derivative stock warrants increased to $3.0 million as of September 30, 2011, which resulted in a $0.5 million loss from the change in fair value of warrants for the three months ended September 30, 2011.

The following table sets forth a summary of the change in our Level 3 derivative stock warrant liability for the three months ended September 30, 2011:

Balance at June 30, 2011	$2,286
Fair value of new warrants issued	273
Unrealized (gains) losses in fair value recognized in operating expenses	452
Balance at September 30, 2011	$3,011

Our derivative stock warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using an option pricing model using the following assumptions:

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2011	June 30, 2011
Exercise price	$1.00 - $1.65	$1.00 - $1.80
Fair value of common stock	$1.49	$1.205
Expected dividends	—	—
Expected volatility	45%	57%
Risk-free interest rate	0.96%	1.76%
Expected term (in years)	4.0	4.2

We estimate the fair value of our common stock by reference to the estimated value of the common stock component of completed sales of units in the past year, along with estimates of the value of the Company based on forecasts and projections of income and cash flows using a discounted cash flow model. The trading value of our common stock on the over-the-counter bulletin board is not used as there are very few registered shares available to the market and there are very low volumes traded relative to our size. We believe that until we have more activity in our stock, actual private transactions, along with our internal estimates, are better indicators of the fair value of our common stock. Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods of comparable companies that correspond to the expected term of the warrants. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the warrants.

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

Financing transactions

At September 30, 2011 and June 30, 2011, we owed Aurora $4.0 million in notes payable due as follows: $1.0 million January 31, 2012, $1.0 million March 31, 2012, $1.0 million January 31, 2013, and $1.0 million March 31, 2013. The notes bear interest at 1.0% per month, payable monthly, until March 31, 2012 at which time any outstanding balances will be assessed monthly interest of 1.25%.

At June 30, 2011, we owed Atlantis $4.0 million in notes payable. On July 7, 2011, the Company entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million. This amount included funds utilized for the refinance of the $4.0 million of the notes payable due to Atlantis on June 30, 2011. New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses). Principal amounts drawn under the credit line bear interest at the rate of 1.0% per month based on the average amount outstanding payable monthly, and require payment of a 1.25% fee related to the advances. New funds can only be drawn through December 31, 2011 and the entire outstanding principal is due and payable on March 31, 2012. The credit line is secured by a portion of its Bluefin tuna inventory. Upon an event of default, all principal amounts and interest payments may be declared due and payable, and a default rate of 1.5% per month will be in effect on all amounts then outstanding. Events of default include a change of control of the Company and the loss of any of the fishing licenses held by Kali Tuna. In the event of a default, if requested by the Company, Atlantis may collect any amounts due only from the proceeds of sales of biomass pledged under the credit line, as long as such sales are finalized no later than November 30, 2011. Any amounts then outstanding will be due and payable upon collection of the proceeds of such sales, or December 31, 2011, whichever occurs earlier. In connection with the credit line, on each funding date, we issued to Atlantis three-year warrants to purchase shares of its common stock at $3.00 per share at the rate of 50,000 warrants for each $1.0 million advanced to Umami.

Through September 30, 2011, in addition to the refinance of the $4.0 million amount owed to Atlantis at June 30, 2011, we have drawn $1.3 million in cash and accrued $0.3 million in fees and interest expense related to the credit line. Also, Umami issued 0.3 million warrants related to the amounts financed under the credit line through September 30, 2011.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of Bluefin Tuna

For the three months ended September 30, 2011, Atlantis Japan and other Atlantis subsidiaries purchased a total of $0.2 million of Bluefin Tuna from our operations. There were no sales to Atlantis, Atlantis Japan or any of their subsidiaries for the three months ended September 30, 2010.

Sales agency agreement

In October 2011, we entered into a sales agency agreement with Atlantis Japan, giving Atlantis Japan exclusive rights to sell our Bluefin Tuna in Japan. We will pay Atlantis Japan 2.0% for all sales up to 4.0 billion Japanese Yen (approximately $52 million) and 1.0% for all sales above that amount. Commissions under the agreement are payable quarterly. The agreement was retroactive to July 1, 2011 and expires March 31, 2012. We have accrued $0.3 million for sales commissions for sales in the three months ended September 30, 2011.

Other

We reimburse Atlantis for certain services provided to Umami as well as out of pocket expenses paid on our behalf. For the three months ended September 30, 2011, a total of $0.2 million was billed for services and reimbursements.

Additionally, Atlantis has provided loan guarantees and other credit support through its banking relationships and has in the past pledged Umami shares owned by them as collateral for certain financing transactions with private party lenders.

The amounts above are included in the balance sheet and income statement as follows (in thousands):

Balance Sheet	September 30, 2011	June 30, 2011
Trade accounts receivable related parties	$297	$1,970

Accounts payable, related parties	$429	$556

Notes payable to related parties
Due to Atlantis - principal	$5,185	$4,000
Due to Aurora - principal	4,040	5,260
Accrued related party interest, expenses and fees	123	327
Total	$9,348	$9,587
Included in current portion	7,348	7,587
Long term portion	$2,000	$2,000

	Three Months Ended September 30,
Statement of Operations	2011	2010
Sales to Atlantis Subsidiary – included in net revenue	$200	$—
Reimbursement of costs – included in selling, general and administrative expenses	157	—
Commission expense – included in selling, general and administrative expenses	310	—
Interest expense	300	—

12.	Income Taxes

We calculate our interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, we estimate the annual effective tax rate and apply that tax rate to our ordinary year-to-date pre-tax income. The tax expense or benefit related to significant, unusual or extraordinary discrete events during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We recorded income tax expense of $0.8 million for the three months ended September 30, 2011 as compared to less than $30,000 for the same period in 2010. The estimated annual effective tax rate for 2012 differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. We have established a valuation allowance against our deferred tax assets due to the uncertainty that such assets will be realized. We periodically evaluate the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties at September 30, 2011 or September 30, 2010, and has not recognized interest or penalties in the statements of operations for the three months ended September 30, 2011.

The tax years 2005 to 2010 remain open to examination by federal and state taxing jurisdictions, and the tax years 2004 to 2010 remain open to examination by foreign jurisdictions.

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

None.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of our financial condition as of September 30, 2011 and our results of operations and cash flow for the three months ended September 30, 2011 and 2010. Refer to our Annual Report on Form 10-K for the year ended June 30, 2011 (2011 Annual Report), including management’s discussion and analysis therein.

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

Forward-Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, in that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of the 2011 Annual Report entitled “Risk Factors”) relating to our industry, operations and results of operations and any businesses that we may acquire, and include, without limitation:

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

Unless otherwise indicated or the context otherwise requires, all references below in this current report on Form 10-Q to “we”, “us”, “our”, and “the Company”, refer to Umami Sustainable Seafood Inc., a Nevada corporation, (“Umami”) and its wholly-owned subsidiaries, Bluefin Acquisition Group Inc. a New York corporation (“Bluefin”), Oceanic Enterprises, Inc. a California corporation (“Oceanic”), Kali Tuna d.o.o. a Croatian company (“Kali Tuna”) and its 99.98% owned subsidiary Baja Aqua-

Farms S.A. de C.V. a Mexican corporation (“Baja”).

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

We own and operate Kali Tuna, which is an established Croatian-based aquaculture operation raising Northern Bluefin tuna in the Croatian part of the Adriatic Sea. From June 2011 through October 2011 we completed a series of acquisitions of Croatian concessions that increased the capacity of our farms in Croatia from 3,240 metric tons to 5,030 metric tons. While we have added farming capacity, due to capital resource constraints, we have not yet expanded our biomass to utilize such additional capacity. Nevertheless, we intend to increase our production and biomass utilizing this additional capacity as capital resources are secured.

We also own and operate Baja Aqua Farms, which is an established Mexico-based aquaculture operation raising Pacific Bluefin tuna in the Pacific Ocean in Baja California, Mexico. We acquired 33% of this operation on July 20, 2010 and acquired virtually all of the remaining interest in this operation on November 30, 2010 (we now own 99.98% interest in this operation). Our results of operations reflect our 33% equity interest in this operation for the period July 20, 2010 through November 30, 2010 and the results from December 1, 2010 and forward reflect full consolidation of the operating results of this operation.

Our sales are highly seasonal. The quality of our fish is at its best when the waters cool down from the summer months. In Croatia, our ideal harvest months are typically from November through February, and in Mexico from September through March although we will try to complete our harvests prior to the middle of December to minimize unnecessary risk to our biomass as a result of winter storms in the Pacific Ocean that generally occur from late December through February. As a result, the first quarter (the three months ending September 30) and fourth quarter (the three months ending June 30) of our fiscal year will generally have little or no sales. For the year ended June 30, 2011, 25% of our sales were in the second quarter, 74% of our sales were in the third quarter and 1% of our sales were in the fourth quarter. For the year ended June 30, 2010, 19% of our sales were in the second quarter, 80% of our sales were in the third quarter and 1% of our sales were in the fourth quarter. This year, however, for the three months ended September 30, 2011, we had significant sales as our management decided to meet current liquidity needs by harvesting some of our fish early. Our fiscal year, which starts on July 1 and ends on June 30, is a natural fit for our farming operation in that each fiscal year represents a full annual harvest cycle.

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

During the year ended June 30, 2011, we experienced liquidity shortfalls that necessitated financing a portion of our operations in Mexico with short-term, high-cost bridge loans from private lenders. The interest cost, transactional costs and, for certain financings, costs related to the issuance of warrants have significantly increased our cost of capital for the year ended June 30, 2011 and the three months ended September 30, 2011. We expect this high cost of interest to continue until the middle of the quarter ending December 31, 2011 at which point we expect to have repaid our high-cost bridge loans with proceeds from the harvest. We believe our Croatian operation is properly financed, and we are actively working on mid to long-term financing for our Mexican operation to avoid these high-cost debt instruments.

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

The following table summarizes our biomass and changes in biomass for the three months ended September 30, 2011 and 2010. Baja biomass was acquired upon acquisition of the majority ownership on November 30, 2010. Changes in Baja biomass is therefore not included in the three months ended September 30, 2010.

	Three Months Ended September 30,
	2011	2010
Beginning	3,418	1,720
Growth, net	514	307
Caught	1,069	—
Sales of farmed fish	(644)	—
Ending	4,357	2,027

Net biomass added from operations during quarter	1,583	307

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

The cost of our biomass is calculated on a weighted average basis and includes all costs to catch, acquire, transport to the farm and for the on-growing of the fish. We evaluate the net realizable value of our inventories on a regular basis and would record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value. For the three months ended September 30, 2011 and the two years ended June 30, 2011, we have not had any losses related to net realizable value.

Abnormal mortalities, such as storm losses, are charged against income in the period the loss occurs. Storm losses are more common in our Mexican operation than in our Croatian operation. In the Adriatic Sea off the coast of Croatia, the storms are less frequent and not as strong compared with the Pacific Ocean off Baja California. In addition, there are no natural predators in the Adriatic Sea. During the year ended June 30, 2011 we had storm losses in the three months ended December 31, 2010 and the three months ended March 31, 2011. There were no abnormal losses in the three months ended September 30, 2011 or the year ended June 30, 2010.

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

Consolidation and Operating Structure

The consolidated financial statements include Umami and the Kali Tuna operations for all periods presented. From July 20, 2010 (the date of the acquisition of the first 33% of Baja and Oceanic) through November 30, 2010 (the date of completion of the acquisition of the remaining shares of Baja and Oceanic), the financial statements include our equity interest in the results of the operations of Baja and Oceanic. From December 1, 2010 to June 30, 2011 and into the future, the financial statements of Umami include Baja and Oceanic fully consolidated.

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

Allowance for Doubtful Accounts

Our major sales are large in size and small in number. We review all larger invoices and would make a provision for the value of any amounts that in the view of the management are at risk. During the two years ended June 30, 2011 and the three months ended September 30, 2011 we have not had any uncollectible accounts. As of the date of this report all amounts related to sales in the three months ended September 30, 2011 have been collected.

Results of Operations

The results of operations and cash flows include Kali Tuna and Umami for all periods presented, and Baja and Oceanic from December 1, 2010.  Results of Baja and Oceanic from July 20, 2010 through November 30, 2010 are included under the equity method.

Three months ended September 30, 2011 compared to three months ended September 30, 2010.

Operating Income

The following is a summary of our Operating Income:

	Metric Tons
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Sales:
Kali Tuna	—	—	$—	$—
Baja tuna	644	—	14,432	—
Total consolidated sales	644	—	$14,432	$—
Revenue per kilogram			$22.41	$—

Cost of sales:
Kali Tuna			$—	$—
Baja tuna			8,067	—
Total consolidated cost of sales			8,067	—

Gross profit:
Kali Tuna			—	—
Baja			6,365	—
Total gross profit			6,365	—

Research and development			(35)	(63)

Selling cost			(310)	—
General and administrative			(3,151)	(1,308)
Total selling, general and administrative			(3,461)	(1,308)

Other operating income, net			67	17

Operating income			$2,936	$(1,354)

Sales, Cost of Sales and Gross Profit

Sales were $14.4 million for the three months ended September 30, 2011. There were no sales in the three months ended September 30, 2010. The increase was primarily due to sales related to the Baja operations and management decided to meet current liquidity needs by harvesting some of our fish early this year.

For the three months ended September 30, 2011, costs of sales were $8.1 million compared to nil for the three months ended September 30, 2010. The increase is due to costs associated with the Baja sales discussed above. Included in the cost of sales for Baja is a $1.3 million (9% of total Baja sales) fair value adjustment representing the increase in the carrying value of
Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. We expect the value of the future inventory that is caught and grown at the Baja operation to be more in line with its historical cost. As of September 30, 2011, $1.6 million of the fair value adjustment remains on Umami’s balance sheet. This cost will be recognized as a cost of sales over the next nine months.

Gross profit for the year ended three months ended September 30, 2011 was $6.4 million, or 44% of sales, compared to nil for the corresponding period in 2010. Gross profit increased due to the acquisition of Baja. As discussed above, fair value adjustments recorded in connection with the Baja acquisition increased the cost of sales to a higher amount than we expect to record for costs associated with our catching and farming future biomass in an amount of approximately 9% of total consolidated sales. Excluding this adjustment to cost of sales, Umami’s gross margin for the three months ended September 30, 2011 would have been approximately 53%.

We present non-GAAP gross profit measures and non-GAAP net income attributable to Umami stockholders in the following tables. Management believes these non-GAAP measures help indicate our performance before the fair value purchase price adjustments to the Baja inventory that are considered by management to be representative of our on-going operating results. Once the adjustments related to the fair value of the Baja inventory due to the purchase price adjustment have been fully recognized in cost of sales in the future, these non-GAAP adjustments to cost of sales and the resulting non-GAAP measures will no longer be applicable.

The following non-GAAP table is a summary of our costs and margins showing our gross margin and the effect of the purchase price adjustment for the three months ended September 30, 2011 ($000):

Net Revenue	$14,432
Cost of Goods Sold	(8,067)
Gross Profit	$6,365

Gross Profit %	44%

Add back: Estimated Cost of Goods Sold in excess of catch and farming costs	$1,301

Estimated non-GAAP gross profit based on catch and farming costs	$7,666

Estimated non-GAAP gross profit % based on catch and farming costs	53%

The following table is a summary of non-GAAP net income attributable to Umami stockholders adjusted for the effect the purchase price adjustment had on the net loss attributable to Umami stockholders three months ended September 30, 2011 ($000):

Net loss attributable to Umami Stockholders	$(747)
Plus estimated cost of goods sold in excess of catch and farming costs	1,301
Estimated non-GAAP net income attributable to Umami stockholders using estimated catch and farming costs	$554

Research and Development Expenses

Research and development expenses were less than $0.1 million for the three months ended September 30, 2011 and 2010.

Selling Expenses

In the three months ended September 30, 2011, selling costs were $0.3 million as a result of sales commissions due to Atlantis for our sales during the three months ended September 30, 2011.

General and Administrative Expenses

In the three months ended September 30, 2011, general and administrative costs increased $1.8 million compared to the corresponding period in the previous year. The increase is primarily due to additional costs for salaries, consultants, legal and audit fees, and travel expenses incurred at the Baja operation that were not part of the business in the prior year. Baja operations costs for the three months ended September 30, 2011 were $1.0 million.

Umami and Kali Tuna general and administrative expenses increased by $0.8 million in the three months ended September 30, 2011 compared to the corresponding period in the previous year.  The increase is primarily due to the increased size of the Company compared with last year as Umami and Kali have more than doubled in size compared to the same period in the previous year.

Foreign Currency Gains and Losses

In the three months ended September 30, 2011, gains due to foreign currency transactions and remeasurements were $0.6 million compared to $0.4 million in the same period of the prior year.  The gains in the period were related to gains of $0.9 million on re-

measurements at Baja, partially offset by losses of $0.3 million in Kali Tuna related to losses on foreign-denominated liabilities.

Gain (loss) from Revaluation of Derivative Warrant Liability

Due primarily to an increase in the estimated fair value of our share price at September 30, 2011, the warrants increased in value and a loss of $0.5 million was recorded for the three months ended September 30, 2011.

Interest Expense

Interest expense increased from $0.5 million for the three months ended September 30, 2010 to $3.2 million for the three months ended September 30, 2011. The primary reason for the increase was utilizing the credit facilities from Atlantis and Aurora plus certain third party debt to finance most of the Baja acquisition and operations since its acquisition. Additionally, we financed short-falls in receipt of cash related to past due accounts receivable from customers and unexpected delays in collections of sales due to governmental clearance of imports of our fish with short-term bridge financing.

We recognized $1.3 million in write-offs of original issue discount, offering costs and warrant costs related to the early repayment of a $3.1 million note that was paid in full in the quarter ended September 30, 2011 versus on its original due date of March 31, 2012.

Also, from June 2011 we financed a portion of our fishing cost in Baja utilizing short-term bridge loans. We expect to repay all of our high-cost bridge loans by the end of November 2011 with proceeds from this year’s harvest.

A summary of our interest cost year over year is as follows (in $000):

	Three Months Ended
	September 30, 2011	September 30, 2010
Interest paid to banks	$447	$284
Interest related to Atlantis and Aurora	292	200
Interest paid to private investors (including amortization of original issue discounts)	1,151	—
Amortization of transactional costs of loans	626	—
Amortization of equity participation costs related to private investors and placement agents	732	—
	$3,248	$484

Income Tax Expense

Income tax expense increased from $30,000 in the three months ended September 30, 2010 to $0.8 million in the three months ended September 30, 2011. The increase in income tax expense is primarily due to the additional income from the acquisition of Baja.

Net Loss Attributable to the Non-controlling Interests

In the three months ended September 30, 2011, the non-controlling interest losses in Lubin was $0.3 million compared to nil in the three months ended September 30, 2010 primarily due to losses on foreign currency-denominated loans.

Liquidity and Capital Resources

At September 30, 2011, we had working capital of approximately $23.0 million compared to approximately $16.2 million at June 30, 2011.  At September 30, 2011, we had cash and cash equivalents in the amount of $5.8 million.

Cash Flows

The following table summarizes our cash flows for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Total cash provided by (used in):
Operating activities	$(9,548)	$(4,932)
Investing activities	(482)	(5,124)
Financing activities	15,447	10,030
Effects of exchange rate changes on cash balances	(745)	85
Increase in cash and cash equivalents	$4,672	$59

Net cash used in operating activities for the three months ended September 30, 2011 totaled $9.5 million compared to $4.9 million used in operating activities for the three months ended September 30, 2010. The primary use of cash in our operating activities is funding the growth of our biomass, partially offset in the three months ended September 30, 2011 by harvesting a portion of our biomass.

Cash used in investing activities for the three months ended September 30, 2011 was $0.5 million compared to $5.1 million for the three months ended September 30, 2010. During the three months ended September 30, 2010, we advanced $5.1 million to the Baja operations for operating and funding expenditures which at the time was an equity investee. In the three months ended September 30, 2011, we spent $0.5 million on purchases of property, plant and equipment.

Cash provided by financing activities for the three months ended September 30, 2011 totaled $15.4 million, compared to $10.0 million for the three months ended September 30, 2010. During the three months ended September 30, 2010, we borrowed money for our operations and for funding the Baja operation. In the three months ended September 30, 2011, we borrowed approximately $24.0 million from banks and third parties to fund the operations of Kali Tuna and Baja, as well as to fund the fishing operation in Baja.

Market value

The fair value of our saleable inventory is based upon the market price that an unrelated party would be willing to pay for the inventory, less estimated selling costs. In the Adriatic Sea, there is a ban on the sale of tuna less than 30 kg to the general market and, accordingly, we consider these fish to be nonsaleable. The fair value for these fish is estimated at the cost to bring that inventory to its present location and condition.

The market value of live tuna stock inventories at September 30, 2011 and June 30, 2011 is estimated at $89.1 million and $72.0 million, respectively. The market value of live tuna stock is determined by multiplying the metric tons of the biomass by the market price estimated on those dates.

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

For the three months ended September 30, 2011, the Company’s most significant sources of liquidity have been proceeds from the sale of Bluefin tuna, cash from lines of credit with commercial banks, advances and loans made by related parties to the Company and bridge loans. Significant uses of liquidity include funding of our operations, including fishing at Baja, repayment of amounts advanced by related parties and repayment of bank and other debt.

In order to continue to finance shortfalls in our liquidity related to our ongoing operations and fund the fishing costs for Baja incurred from June 2011 and into August 2011 we began our harvest early, borrowed $1.3 million under the Atlantis Credit Facility and completed two bridge loans through to the date of this filing.

We believe that, as of the date of this filing, our liquidity problems have been or will be resolved with the continuation of this year’s harvest. We expect to harvest, at a minimum, 3,300 metric tons of biomass for a total sales value of approximately $80.0 million.

We have utilized, and expect to utilize a portion of this year’s harvest proceeds to repay:

•	Two private investors - $5.6 million related to financings completed in June and July 2011 (repaid October 5, 2011);

•	One private investor - $3.4 million related to a financing completed in August 2011 (repaid October 13, 2011);

•	Managed funds - $6.3 million related to a financing completed September 2011;

•	Atlantis Group - $5.4 million related to amounts due under a credit facility;

•	Aurora Capital - $2.0 million related to notes due by March 31, 2012;

•	Additionally, we repaid Bancomer $3.7 million.

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

Seasonality
As explained above, sales of tuna occur during the winter when the sea temperature is lowest to maximize the quality and value of the product (October to March). There are generally no sales generated during the rest of the year. This year, however, for the three months ended September 30, 2011, we had significant sales as our management decided to meet current liquidity needs by harvesting some of our fish early.

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

(a) Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2011. Our Chief Executive Officer and our Chief Financial Officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011.

Based on this evaluation, these officers concluded that, as of September 30, 2011, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective as a result of unremediated material weaknesses in internal control over financial reporting as described below. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff. The material weakness are as follows:

1.	limited number of personnel with U.S. GAAP and complex technical accounting expertise which in turn prevented the financial statement close process from operating effectively;

2.
insufficient policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission; and

3.	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above. However, in September 2011 we hired a Manager of Financial Reporting with substantial public accounting and internal operational accounting experience and we plan to take additional steps to enhance and improve the design of our internal control over financial reporting.

(b) Changes in Internal Control

Except for hiring a Manager of Financial Reporting as described above, there have been no changes in our internal control over financial reporting that occurred in the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The other control weakness noted in our previous annual report and interim period SEC filings have not been remediated.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 9, 2011, we issued warrants to purchase 650,000 shares of our common stock to certain placement agents and their respective affiliates to replace 618,933 warrants originally issued as compensation for services rendered and 31,067 warrants in settlement of a dispute related thereto. The warrants are exercisable for a period of five years and are at exercise prices ranging from $1.00 to $1.65 per share with the average being $1.43 per share. The exercise price of the warrants may be reduced in certain circumstances.

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

Umami Sustainable Seafood Inc.

Date:	November 18, 2011	/s/ Oli Valur Steindorsson
President and
Chief Executive Officer

/s/ Daniel G. Zang
Chief Financial Officer