Form 10-Q
period 2011-12-31
Umami Sustainable Seafood Inc.
filed 2012-02-10
CIK 1368765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐ No  ☒

The number of shares outstanding of issuer's common stock, $0.001 par value as of February 9, 2012 is 59,512,066.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

UMAMI SUSTAINABLE SEAFOOD INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$13,339	$1,096
Accounts receivable, trade, net	6,487	1,347
Accounts receivable, related party	15,632	1,970
Inventories	39,353	55,026
Refundable value added tax	2,279	2,007
Other current assets	3,075	672
Total current assets	80,165	62,118

Property and equipment, net	17,039	16,745
Farming concessions	11,411	11,541
Goodwill	256	292
Deferred income taxes	377	445
Deferred financing costs	88	368
Other assets	647	209
Total assets	$109,983	$91,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$20,404	$24,002
Notes payable, related parties	8,119	7,587
Accounts payable, trade	1,847	8,916
Accounts payable, related parties	735	556
Accrued liabilities	1,151	2,750
Income taxes payable	6,298	1,387
Deferred income taxes	729	750
Total current liabilities	39,283	45,948

Long-term debt	16,744	4,417
Notes payable, related parties	—	2,000
Derivative stock warrants	2,763	2,286
Obligations under capital leases	12	16
Deferred income taxes	2,214	2,214
Other long-term liabilities	—	803
Total liabilities	61,016	57,684
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock $0.001 par value, 100,000 shares authorized
59,512 shares issued and outstanding at December 31, 2011 and June 30, 2011	60	60
Additional paid-in capital	24,541	23,566
Retained earnings	25,212	8,549
Accumulated other comprehensive income	2,325	4,636
Total Umami Sustainable Seafood Inc. stockholders’ equity	52,138	36,811
Noncontrolling interests:
Lubin	(3,037)	(2,705)
Marpesca	(156)	(99)
KTT	22	27
Total noncontrolling interests	(3,171)	(2,777)
Total equity	48,967	34,034
Total liabilities and stockholders’ equity	$109,983	$91,718

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenue	$55,555	$14,374	$71,524	$14,374
Cost of goods sold	(27,816)	(11,156)	(37,420)	(11,156)
Gross profit	27,739	3,218	34,104	3,218

Selling, general and administrative expenses	(3,656)	(2,249)	(7,117)	(3,557)
Research and development expenses	(71)	(60)	(106)	(123)
Other operating income, net	116	282	183	299
Total operating expenses	(3,611)	(2,027)	(7,040)	(3,381)
Operating income (loss)	24,128	1,191	27,064	(163)

Gain (loss) from foreign currency transactions and remeasurements	(207)	(662)	357	(234)
Gain (loss) on derivative stock warrants	248	174	(204)	219
Gain from investment in unconsolidated affiliates	—	765	—	601
Bargain purchase on business combinations	—	1,851	—	1,851
Interest expense, net	(1,620)	(2,141)	(4,868)	(2,625)
Gain (loss) before provision for income taxes	22,549	1,178	22,349	(351)
Income tax provision	5,642	399	6,452	429
Net income (loss)	16,907	779	15,897	(780)
Add net losses attributable to the non-controlling interests:
Lubin	451	572	707	572
Marpesca	31	44	57	44
KTT	1	—	2	73
Net income (loss) attributable to Umami Sustainable Seafood Inc. stockholders	$17,390	$1,395	$16,663	$(91)

Basic net income (loss) per share attributable to Umami Sustainable Seafood Inc. stockholders	$0.29	$0.03	$0.28	$(0.00)
Weighted-average shares outstanding, basic	59,512	51,931	59,512	49,180
Diluted net income (loss) per share attributable to Umami Sustainable Seafood Inc. stockholders	$0.28	$0.03	$0.27	$(0.00)
Weighted-average shares outstanding, diluted	61,311	52,146	60,880	49,180

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income (loss)	$16,907	$779	$15,897	$(780)
Unrealized foreign currency translation gain (loss)	(951)	(501)	(2,311)	598
Comprehensive income (loss)	15,956	278	13,586	(182)
Comprehensive income attributable to non-controlling interests	170	616	372	689
Total comprehensive income attributable to Umami shareholders	$16,126	$894	$13,958	$507

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Umami Sustainable Seafood Inc. Stockholders' Equity	Non-Controlling Interests			Total Equity
	Shares	Amount					Lubin	Marpesca	KTT
Equity June 30, 2011	59,512	$60	$23,566	$8,549	$4,636	$36,811	$(2,705)	$(99)	$27	$34,034
Issuance of warrants			50			50				50
Stock-based compensation expense			122			122				122
Placement agent settlement			803			803				803
Comprehensive income (loss):
Net income (loss)				16,663		16,663	(707)	(57)	(2)	15,897
Translation adjustments					(2,311)	(2,311)	375	—	(3)	(1,939)
Total comprehensive income (loss)						14,352	(332)	(57)	(5)	13,958
Equity December 31, 2011	59,512	$60	$24,541	$25,212	$2,325	$52,138	$(3,037)	$(156)	$22	$48,967

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended December 31,
	2011	2010
Operating activities
Net income (loss)	$15,897	$(780)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	786	717
Stock-based compensation	122	80
Deferred income tax	—	(328)
Loss (gain) on stock warrants	204	(219)
Income from investment in unconsolidated affiliates	—	(601)
Amortization of deferred finance costs, debt discount and warrants included in interest expense	3,054	293
Foreign currency charges on foreign-denominated debt	547	—
Changes in assets and liabilities:
Accounts receivable, trade	(5,706)	(1,235)
Accounts receivable, related parties	(15,012)	(6,377)
Inventories	11,273	(5,680)
Refundable value added tax	(586)	—
Prepaid expenses and other assets	(3,166)	1,086
Accounts payable, trade and accrued liabilities	(7,749)	2,450
Income taxes payable	5,293	312
Accounts payable to related parties	258	—
Other long-term liabilities	—	—
Net cash provided by (used in) operating activities	5,215	(10,282)

Investing activities
Purchase of Baja and Oceanic	—	(19,109)
Purchase of BTH joint venture assets	—	(1,629)
Purchases of property and equipment	(3,018)	(666)
Proceeds from sale of property and equipment	23	—
Net cash used in investing activities	(2,995)	(21,404)

Financing activities
Bank financing	18,687	7,556
Bank repayments	(8,199)	(1,773)
Borrowings from unrelated parties	11,908	7,750
Repayments of borrowings from unrelated parties	(12,319)	—
Borrowings from related parties	1,315	12,861
Repayments of borrowings from related parties	(3,027)	—
Capital leases	(3)	(6)
Offering costs paid	(452)	(803)
Proceeds on the issuance of common stock and warrants	—	4,643
Funds released from escrow	—	1,635
Net cash provided by financing activities	7,910	31,863
Subtotal	10,130	177
Effect of exchange rate changes on the balances of cash held in foreign currencies	2,113	31
Cash and cash equivalents at beginning of year	1,096	215
Cash and cash equivalents at end of period	$13,339	$423

Supplemental cash flow information
Cash paid during the year for:
Interest	$1,556	$1,579
Income taxes	1,767	459
Non-cash activities
Reclassification of derivative warrant liability	$—	$1,075
Advances from shareholders for acquisition of Baja and Oceanic	—	8,000
Payment by BTH to Atlantis Group to offset against stockholder loan	—	334
Issuance of common stock in connection with acquisition of Baja and Oceanic	—	12,050

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of business

Umami Sustainable Seafood Inc. (including its subsidiaries unless the context indicates otherwise, the Company) fishes and farms for Northern and Pacific Bluefin Tuna. The Company has three direct subsidiaries, Bluefin Acquisition Group Inc. (Bluefin), Baja Aqua Farms, S.A. de C.V. (Baja), and Oceanic Enterprises, Inc. (Oceanic), and three indirect subsidiaries, Kali Tuna d.o.o. (Kali Tuna), Thynnus d.o.o. (Thynnus) and Bepina Komerc d.o.o. (Bepina). In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf (Atlantis), the Company's majority stockholder.

Kali Tuna operates facilities and equipment in the northern Adriatic where it farms North Atlantic Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market.

In March 2010, Atlantis created Bluefin, a New York based holding company and wholly-owned subsidiary of Atlantis, for the purpose of holding the shares of Kali Tuna.

Prior to June 30, 2010, the Company was a shell company known as Lions Gate Lighting Corp. (Lions Gate). On May 3, 2010, a share exchange agreement was entered into among Lions Gate, Kali Tuna, Bluefin and Atlantis, pursuant to which Lions Gate received from Atlantis on June 30, 2010, all of the issued and outstanding shares of Bluefin in consideration for the issuance to Atlantis of 30.0 million shares of its common stock resulting in a change of control of Lions Gate. As a result of this transaction (the Share Exchange), Kali Tuna became the indirect wholly-owned subsidiary of Lions Gate.

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

In July 2010, the Company paid $8.0 million for the purchase of 33% of Baja and Oceanic. Baja is incorporated in and operates in Mexico. Baja operates facilities and equipment in Mexico where it farms Pacific Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market. On November 30, 2010, the Company completed the acquisition of Baja and Oceanic (referred to herein as the Baja acquisition or Baja) as described in Note 7. The Company issued 10.0 million shares of common stock, valued at $12.1 million, and paid an additional $12.0 million of consideration. Oceanic is incorporated in and operates in the United States as the management services company for Baja.

Kali Tuna's and Baja's core business activity is farming and selling Bluefin Tuna. The production is seasonal as tuna is caught mostly during the period from May through August. Bluefin Tuna has a farming period between 0.5 years and 3.5 years. Most of Kali Tuna's and Baja's sales transactions normally occur during the months of October through March.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Umami and its wholly owned subsidiaries and its controlling variable interest entities have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on November 14, 2011.

The interim condensed consolidated financial statements (interim statements) at December 31, 2011 and for the three and six months ended December 31, 2011 are unaudited. In the opinion of management, all adjustments and disclosures considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods have been included. These adjustments are of a normal recurring nature. However, the reported results for the interim period ended December 31, 2011 are not indicative of the results that may be expected for the fiscal year ending June 30, 2012. The June 30, 2011 year-end balance sheet data was derived from the audited financial statements and notes thereto for the fiscal year ended June 30, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on November 14, 2011.

The Company's functional and reporting currency is the United States dollar (the USD). Kali Tuna's and Lubin's (see below) transactions and balances have been measured in Croatian Kuna (the HRK), their functional currency, and their financial statements have been translated into USD. Baja's and Marpesca's (see below) financial statements are maintained in Mexican Pesos (the MXN), and have been remeasured into USD, their functional currency. The foreign currency translation adjustments, which relate solely to Kali, are recorded in accumulated other comprehensive income, and are not adjusted for income taxes as they relate to an indefinite investment in a non-U.S. subsidiary. The resulting gain or loss related to Kali translation adjustments and Baja remeasurements is included in the statements of operations in gain/loss from foreign currency transactions and remeasurements. All amounts appearing in tables are stated in thousands of USD, unless indicated otherwise.

Transactions in foreign currencies are initially recorded at the exchange rates prevailing on the dates of the transactions. Non-monetary assets of Baja are translated at the historical exchange rate prevailing on the date of the transaction. All assets and liabilities of Kali Tuna and monetary assets and liabilities of Baja are translated or remeasured at the spot rates at each balance sheet date. Revenues and expenses are translated or remeasured at average exchange rates in effect during the period. The results of transaction and remeasurement gains and losses are reflected in the statements of operations in gain (loss) from foreign currency transactions and remeasurements. Equity is translated at historical rates and the resulting translation adjustments are reflected in accumulated other comprehensive income.

Reclassification

During the quarter ended December 31, 2011, the Company determined that net revenue for the three months ended September 30, 2011 had been improperly presented due to a misclassification of $1.5 million of costs of goods sold, thereby understating both revenue and costs of goods sold for the three months ended September 30, 2011 by $1.5 million. The Company has corrected this misclassification between revenue and costs of goods sold for the six months ended December 31, 2011. This reclassification had no impact on overall gross profit, operating income, net loss or earnings per share for the three months ended September 30, 2011 or the six months ended December 31, 2011. In addition, this reclassification had no balance sheet or statement of cash flows impact for the three months ended September 30, 2011 or the six months ended December 31, 2011. Prior to making this reclassification in its Quarterly Report on Form 10-Q as of and for the three and six months ended December 31, 2011, the Company evaluated the reclassification pursuant to the guidelines contained in ASC 250 and believes that the aforementioned amounts are not material to the reported financial statements for the three months ended September 30, 2011, and therefore has corrected the misclassification in the six months ended December 31, 2011 condensed consolidated interim financial statements.

Certain other items in the prior periods have been reclassified to conform with the December 31, 2011 presentation, with no effects on previously reported equity or net income (loss) attributable to Umami stockholders.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Basis of Consolidation

The Company's consolidated financial statements include Umami and the Kali Tuna operations for all periods presented.  From July 20, 2010 (the date of the acquisition of the initial 33% of Baja and Oceanic) through November 30, 2010 (the date of completion of the acquisition of the remaining shares of Baja and Oceanic), the financial statements include the Company's equity interest in the results of the operations of Baja and Oceanic.  From December 1, 2010, the Company's financial statements include Baja and Oceanic fully consolidated. All significant intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities

Under ASC 810, a variable interest entity (VIE) is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

Based upon the criteria set forth in ASC 810, the Company has determined that it is the primary beneficiary in two variable interest entities (VIEs), MB Lubin d.o.o. (Lubin) in Croatia and Marpesca S.A. de C.V. (Marpesca) in Mexico (of which Kali Tuna and Baja are the primary beneficiaries respectively), as the Company absorbs significant economics of the entities, has the power to direct the activities that are considered most significant to the entities, and provides financing to the entities. In addition, the entities do not have the total equity investment at risk sufficient to permit them to finance their activities without the Company's support. As such, the VIEs have been consolidated within the Company’s interim condensed consolidated financial statements.

Prior to October 31, 2010, Kali Tuna operated a joint venture, owned 50% by Kali Tuna and 50% by Bluefin Tuna Hellas A.E., an unrelated third party (the BTH Joint Venture). Under the terms of the joint venture, Bluefin tuna was acquired, farmed and sold at Kali Tuna's site. Initially, the joint venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. In January 2008, all activities of the joint venture were assumed by Kali Tuna. In October 2010, the joint venture was terminated, at which time the joint venture's remaining assets, consisting primarily of Bluefin Tuna biomass located at Kali Tuna's farming sites were purchased by Kali Tuna at the fair market value of $1.6 million. The Company does not expect to enter into these types of arrangements in the future.

Recently Adopted Accounting Standards

In January 2010, the FASB issued an update which provides guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as previously required. This update also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which was effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. This update did not have a material impact on the Company's consolidated condensed financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on the Company's consolidated condensed financial statements.

In June 2011, the FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated condensed financial statements.

Newly Issued Accounting Standards

In September 2011, the FASB issued revised guidance to simplify how entities test goodwill for impairment. Under the revised guidance, entities have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification Topic 350. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company plans to adopt this revised guidance during the annual goodwill impairment test in the year ended June 30, 2012, and does not expect that the adoption will have a material effect on its consolidated financial statements.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding plus the weighted average number of common shares that would be issued upon exercise of outstanding options and warrants. The Company has excluded 6.1 million of outstanding warrants from the diluted shares because they were anti-dilutive.

The following table presents the calculation of earnings (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Numerator: Net income (loss) attributable to Umami stockholders	$17,390	$1,395	$16,663	$(91)
Denominator: Weighted average shares outstanding (basic)	59,512	51,931	59,512	49,180
Effect of dilutive securities
Stock options and warrants	1,799	215	1,368	—
Denominator: Weighted average shares outstanding (diluted)	61,311	52,146	60,880	49,180
Net income (loss) per share (basic)	$0.29	$0.03	$0.28	$(0.00)
Net income (loss) per share (diluted)	$0.28	$0.03	$0.27	$(0.00)

Revenue Recognition

Revenue is recognized when tuna inventory is delivered, the significant risks and rewards of ownership have been transferred to the buyer, the arrangement fee is fixed and determinable and collectability is reasonably assured. The delivery occurs either at one of the Company's sites in Croatia or Mexico when loaded into a freezer vessel or container or at the auction house in Japan. The Company is responsible for the costs of shipping and handling up to the point of sale. These costs are included in the cost of goods sold. The Company does not incur any post sale obligations.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Value Added Tax (VAT or IVA)

Revenue is presented net of value added taxes collected. In Croatia (VAT) and Mexico (IVA, Impuesto al Valor Agregado, or VAT in Mexico), is not charged on exports, and in Mexico, Bluefin Tuna is classified as a food which is IVA exempt. In both countries, the Company can claim back VAT or IVA paid on its business purchases. At December 31, 2011, the VAT rate for Croatia was 23% and the IVA rate for Mexico was 15%. The amount receivable from the Mexican and Croatian Tax authorities is recorded in the Company's balance sheet as "Refundable value added tax."

Cost of Goods Sold

Cost of goods sold includes costs associated with the initial catching or purchasing of tuna and costs associated with towing fish to the Company's farming operations, as well as farming costs, tuna shipping and handling costs and insurance costs related to the Company's Bluefin Tuna inventories. The Company's farming costs include feed costs, which are the largest component of growing costs, as well as other costs of farming such as employee compensation, benefits, and other employee-related costs for its farming personnel and direct costs incurred in the farming operation. Finally, cost of goods sold in fiscal 2011 and 2012 also reflects fair value adjustments representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. Changes in cost of goods sold do not necessarily correlate with revenue changes. Costs of goods sold may be materially impacted by changes over which the Company has limited or no control, particularly feed costs.

Selling and General Administration Costs

Selling and general administrative expenses consist of commissions payable arising from the Company's sales agreement with Atlantis, compensation, benefits, and other employee-related costs for executive management, finance, human resources and other administrative personnel, third-party professional fees, allocated facilities costs, and other corporate and operating expenses.

Fair Value Measurements

The authoritative guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of observable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing the asset or liability. The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for derivative stock warrants within the fair value hierarchy.

Financial Assets and Liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of December 31, 2011, the Company had certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included the Company's cash and cash equivalents and derivative stock warrants. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities all approximate their fair value due to their short-

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

term nature. In addition, the Company believes the fair value of their short- and long-term borrowings approximate their carrying values based on change in control provisions of their debt agreements.

The Company's derivative stock warrants do not trade in an active securities market, and as such, the Company estimates the fair value of those warrants using an option pricing model.  Some of the significant inputs are observable in active markets, such as the fair value of the Company's share price, volatility and risk free rate.  Because some of the inputs to the Company's valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy. Please see Note 10 for a discussion regarding the determination of fair value for these liabilities. The unrealized gains or losses on derivative stock liabilities are recorded as a change in fair value of derivative stock warrants in the Company's Statements of Operations.

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of December 31, 2011. The Company does not hold any financial instruments for trading purposes.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Balance as of	Fair Value Measurements at a Reporting Date Using:
	December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$13,339	$13,339	$—	$—	$13,339

Liabilities
Derivative stock warrants	$2,763	$—	$—	$2,763	$2,763

	Balance as of	Fair Value Measurements at a Reporting Date Using:
	June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$1,096	$1,096	$—	$—	$1,096

Liabilities
Derivative stock warrants	$2,286	$—	$—	$2,286	$2,286

Activity between Levels of the Fair Value Hierarchy

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended December 31, 2011.

Long-Lived Assets

The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Farming Concessions

Farming concessions are recorded at the acquisition cost or fair value as assessed at the date of acquisition. The concessions are determined to be indefinite lived assets which the Company evaluates for impairment annually or more frequently based on facts and circumstances.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and for tax loss carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period the changes are enacted. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is provided for deferred income tax assets for which it is deemed more likely than not that future taxable income will not be sufficient to realize the related income tax benefits from these assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.

The Company evaluates its uncertain tax positions in accordance with the guidance for accounting for uncertainty in income taxes. The Company recognizes the effect of uncertain tax positions only if those positions are more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Recognized income tax positions are measured based on the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Guidance is also provided for recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax positions in income tax expense.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the related assets, which generally range from 2 to 20 years, using the straight line method. Maintenance and repairs, which do not extend asset lives, are expensed as incurred. The gain or loss arising on the disposal or retirement of an item of property and equipment is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in the Statements of Operations.

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

Management reviews inventory balances to estimate if inventories will be sold at amounts (net of estimated selling costs) less than carrying value. If expected net realizable value is less than carrying value, the Company would adjust its inventory balances through a charge to cost of goods sold.

During the fishing season, tuna is caught at sea and transported to the Company's farms. This tuna is not included in the Company's live stock inventory until it has been transferred into the farming cages and has been counted and the biomass assessed.

Costs associated with the fishing activities are accumulated in a separate inventory account, "Fishing Season in Progress" and are transferred to live stock inventory when the biomass has been assessed at lower of cost or the net realizable value. Fishing costs include costs associated with the initial catching or purchasing of the Company's tuna and costs associated with towing these fish to its farming operations, as well as farming costs, tuna shipping and handling costs and insurance costs related to its Bluefin Tuna inventories. The Company's farming costs include feed costs, which are the largest component of growing costs, as well as other costs of farming such as employee compensation, benefits, and other employee-related costs for its farming personnel and direct costs incurred in the farming operation.

Trade Accounts Receivable

Trade accounts receivable represents the balance owed to the Company by its customers in connection with sales transactions. An allowance for uncollectible accounts is determined by management based on a review of its accounts, with consideration of historical losses, industry circumstances and general economic conditions. Accounts are charged against the allowance when all attempts to collect have failed.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The total allowance for doubtful accounts less than $0.1 million on June 30, 2011 and was nil on December 31, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid cash investments that mature in three months or less when purchased, to be cash equivalents. The Company's bank deposits are generally not covered by deposit insurance.

Investments in Unconsolidated Affiliates

The Company accounts for its investments in unconsolidated affiliates by the equity method. The equity method of accounting is used when an investment in voting stock gives the Company the ability to exercise significant influence over operating and financial policies of the investee and when the Company holds 20% or more of the voting stock of the investee, but no more than 50%. Baja and Oceanic were accounted for using the equity method from July 20, 2010 (date of acquisition of 33% ownership) to November 30, 2010 (date of purchase of remaining shares, described in Note 7). Subsequent to November 30, 2010, Baja and Oceanic have been consolidated.

Accounting for Employee Stock Options

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and the cost is recognized as expense ratably over the requisite service period. Determining the fair value model to use requires judgment. Determining the assumptions that enter into the model is highly subjective and also requires judgment. The significant assumptions include projections regarding stock price volatility, expected term of the awards, interest rates and dividend yields. The Company uses a Black-Scholes model for estimating the fair value of its stock options. Since the Company has limited prior trading history, expected volatility is estimated based on the historical volatility of similar companies in the same industry as the Company. The expected term of awards granted is estimated based on the simplified method as documented in Staff Accounting Bulletin (SAB) 107 and SAB 110 for companies that do not have sufficient data to provide for a reasonable basis for the expected term. The forfeiture rate was estimated to be zero as options have only been granted to five individuals who are members of the Company's management and Board of Directors and because of their position with the Company are not anticipated to leave prior to the option maturities, and because the Company has no history of forfeitures. The risk-free interest rate is estimated based upon rates for U.S. Treasury securities with maturities equal to the expected term of the options. The Company does not presently expect to pay dividends.

Derivative Stock Warrants

Prior to November 30, 2010, the Company's reporting currency was the USD and its functional currency was the HRK, as virtually all operations were in Croatia. Capital raising efforts are conducted primarily in USD and the Company has issued and will continue to issue warrants to purchase common shares at prices denominated in USD.

Through November 30, 2010, because the exercise prices of the warrants were not denominated in the Company's functional currency, its warrants were required to be considered derivatives and recorded at their estimated fair value as liabilities. As of each reporting date, the estimated fair value of the warrants that remained outstanding was re-assessed and the recorded liabilities were adjusted. If the warrants increased in fair value, the increase was shown as an expense in the Statements of Operations, and if the warrants decreased in fair value a gain was recorded for such decrease. This accounting was used through November 30, 2010 (the date of the Baja acquisition). Effective December 1, 2010, the Company's functional currency became the USD and it reclassified the $1.3 million liability for 5.2 million of its outstanding warrants to stockholders' equity. Approximately 4.1 million warrants are currently accounted for as liabilities as of December 31, 2011 due to specific features within the warrant agreements. See Note 10 for further details.

3.	Significant concentrations

Revenue concentration for sales of tuna to the Company's major customers for the six months ended December 31, 2011 and 2010 were as follows (as a percentage of total net revenue):

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended December 31,
	2011	2010

Atlantis Group and Subsidiaries	26.5%	85.5%
Global Seafoods Co., LTD	9.6	14.5
Sirius Ocean Inc.	10.3	—
Daito Gyorui Co., Ltd	20.7	—
Kyokuyo Co., LTD	11.9	—
Mitsubishi Corporation	20.3	—

In the six months ended December 31, 2011, 98.8% of the Company's net revenue was generated by sales to Japanese customers, compared to 99.2% in the six months ended December 31, 2010. In the six months ended December 31, 2011, the sources of the Company's net revenues were 29% from Croatia (Kali) and 71% from Mexico (Baja), compared to 64% from Croatia (Kali) and 36% from Mexico (Baja) in the six months ended December 31, 2010. At December 31, 2011, approximately 64% of the Company's long-term assets were located in Mexico, 34% were located in Croatia and 1% were located in the United States.

4.	Inventories

Inventories were comprised as follows as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Live stock inventories:
under 30 kg.	$11,284	$24,364
30-60 kg.	7,308	10,156
61-90 kg.	16,015	12,647
91+ kg.	997	1,268
	35,604	48,435
Inventory in transit (fishing season in progress)	—	4,611
Fish feed and supplies	3,749	1,980
Total inventories	$39,353	$55,026

Inventories are stated at the lower of cost, based on the average cost method, or market. Cost is calculated on a weighted average basis and includes all costs to acquire and to bring the inventories to their present location and condition. The inventories purchased as part of the Baja acquisition were recorded at fair value which was estimated based upon the estimated market prices that a market participant would be willing to pay for the inventory, less costs to be incurred up to the estimated harvest date and an acceptable profit margin on the cost to be incurred and the selling efforts. See Note 7 for further information on the Baja acquisition. International regulations prohibit the sale for consumption of Atlantic Northern Bluefin Tuna (which is farmed at Kali Tuna) under 30 kg. The Company evaluates the net realizable value of its inventories on a quarterly basis and would record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

Inventory in transit from the fishing grounds to the farm is not included in the Company's biomass totals until it has been properly measured and counted upon arrival at the farm.

5.	Other current assets

Other current assets were comprised as follows as of December 31, 2011 and June 30, 2011:

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2011	June 30, 2011
Prepaid fishing expenses	$1,305	$111
Other receivables	361	180
Prepaid other expenses	596	315
Prepaid insurance	813	66
	$3,075	$672

6.	Property and equipment

Property and equipment were as follows as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Cost:
Land	$436	$497
Buildings	2,542	2,876
Vessels	15,907	14,387
Machinery and equipment	10,033	11,704
Fixtures and office equipment	375	313
Construction in progress	269	266
	29,562	30,043
Less accumulated depreciation:
Buildings	1,119	1,205
Vessels	5,403	5,569
Machinery and equipment	5,835	6,369
Fixtures and office equipment	166	155
	12,523	13,298
Property and equipment, net	$17,039	$16,745

Property and equipment is depreciated over the estimated useful lives of the related assets, using the straight line method. The useful life will depend upon the asset and its use estimated as follows:

Asset	Estimated Useful Lives
Vessels	10 - 20 years
Farm equipment	2 - 6 years
Machinery	4 - 10 years
Fixtures and office equipment	2 - 10 years

7.	Acquisitions

As of June 30, 2010, Atlantis, the Company's principal stockholder, had advanced $4.9 million as a deposit toward the purchase price of the anticipated acquisition by Umami of Baja Aqua Farms, S.A. de C.V., a Mexican corporation (Baja) and its affiliate Oceanic Enterprises, Inc., a California corporation (Oceanic). Baja owns and operates facilities and equipment in Mexico where it farms Pacific Northern Bluefin Tuna for sale primarily into the Japanese sushi and sashimi market.

On July 20, 2010, the Company entered into a stock purchase agreement with Corposa, S.A. de C.V. (Corposa), Holshyrna ehf (Holshyrna), and certain other parties, providing for the sale from Corposa and Holshyrna of 33% of the equity of Baja and Oceanic. The agreement provided for acquisition of 33% interests in each entity for $8.0 million, which was funded by Atlantis and charged against the Company's line of credit from Atlantis.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the stock purchase agreement, the Company also acquired the option, exercisable by September 15, 2010, to purchase all remaining Baja and Oceanic shares in consideration for the issuance of (a) 10.0 million restricted shares of its common stock and (b) payment in cash of $10.0 million. On September 15, 2010, the Company exercised the option and on September 27, 2010, the parties to the agreements entered into amendments to each of the agreements requiring certain capital distributions plus an additional $2.0 million related to the amendments to be made to the selling parties on or before November 30, 2010. On November 30, 2010, the Company consummated the acquisition of Baja and Oceanic. However, instead of making the $10.0 million cash payment described above, the Company paid $7.8 million in cash and issued zero interest promissory notes in the aggregate principal amount of $2.2 million on November 30, 2010. The notes, which were unsecured, were due and paid on December 10, 2010. The total purchase price for the acquisition of Baja and Oceanic was $32.7 million, including 10.0 million shares of Company common stock valued at $12.1 million.

The Company accounted for the acquisition of Baja as a step acquisition business combination. Under business combination accounting, the assets and liabilities were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company's assets and liabilities. The purchase price allocation was based on estimates of the fair value of assets acquired and liabilities assumed. Under step acquisition requirements, the Company's initial unconsolidated investment in Baja was also recorded at fair value based on the purchase price. Because the initial 33% interest was acquired close to the time the remaining interest was acquired, the Company determined the value at the time the option was exercised ($8.6 million) to be the same as the cost of the original 33% interest ($8.0 million) plus the amount of its proportionate earnings ($0.6 million) while it was a 33% interest holder with no gain or loss recognized.

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

Croatian Operation

In June 2011, the Company completed an acquisition from Drvenik Tuna d.o.o. of a farming concession along with live Bluefin Tuna, cages and supplies in Croatia. The Company paid a total of $5.0 million for the assets. The Company is in the process of allocating the purchase price to the assets acquired. Based on its preliminary estimates, the Company allocated $2.9 million to biomass inventory, $1.3 million to farming concessions, $0.8 million to property and equipment and $0.3 million to goodwill during the year ended June 30, 2011. The assets acquired were valued at the Company's preliminary estimate of fair value. The acquisition will enable Kali Tuna to expand its operations by approximately 1,500 metric tons.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Borrowings

The Company's borrowings were comprised as follows as of December 31, 2011 and June 30, 2011 (monetary units in thousands):

	Facility	Interest Rate	Effective rate at December 31, 2011	December 31, 2011	June 30, 2011
Non-related party borrowings:
Erste&Steiermaerkische bank d.d.	HRK 29,240	5% floating *	5.39%	$5,009	$5,708
Erste&Steiermaerkische bank d.d.	HRK 30,000	5% floating *	5.42%	5,139	5,856
Erste&Steiermaerkische bank d.d.	JPY 180,000	3M JPY LIBOR+6.5%	7.51%	2,321	2,219
Erste&Steiermaerkische bank d.d.	HRK 80,000	40% at HBOR 2.8% + 60% at 4.4%	4.06%	13,704	—
Erste&Steiermaerkische bank d.d.	EUR 550	3M EURIBOR+5%	6.74%	682	792
Volksbank d.d.	HRK 10,000	40% at HBOR 3.8% + 60% at 5.9%	5.55%	1,142	1,627
Privredna banka Zagreb d.d.	EUR 2,505	3M EURIBOR+4.75%	6.30%	3,231	3,593
Bancomer	MXN 50,000	TIEE + 4.5%	n/a	—	4,223
Amerra Capital Management, LLC	USD 8,500	11% + 1YR LIBOR	11.82%	6,152	—
UTA Capital LLC	USD 3,125	9%	n/a	—	3,387
Private investors	USD 5,624	Nil	n/a	—	2,000
Total obligations under capital leases				23	37
Less: Debt Discount				(243)	(1,007)
Total non-related party borrowings				$37,160	$28,435

Related party borrowings:
Atlantis Co., Ltd.	USD 15,000	1%/month	12.00%	$—	$4,274
Atlantis Co., Ltd.	USD 15,000	1%/month	12.00%	5,119	—
Aurora Investments ehf	USD 8,000	1%/month	12.00%	3,000	5,313
Total related party borrowings				$8,119	$9,587

Total borrowings				$45,279	$38,022

Made up of:
Short-term borrowings, non-related party				$20,404	$24,002
Short-term borrowing, related party				8,119	7,587
Long-term debt, non-related party				16,744	4,417
Long-term debt, related party				—	2,000
Long-term obligations under capital leases				12	16
Total borrowings				$45,279	$38,022

*At discretion of bank

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bank Loans - Erste&Steiermaerkische bank. d.d. - Kali Tuna

Kali Tuna has a credit facility with Erste&Steiermaerkische bank. d.d. that consists of three revolving credit lines amounting to HRK 29.2 million ($5.0 million), HRK 30.0 million ($5.1 million), and JPY 180.0 million ($2.3 million), which mature on February 15, 2012, March 15, 2012, and March 1, 2012, respectively. Certain of Kali Tuna's and Lubin's fixed assets, concessions and inventory are pledged to the Croatian bank in connection with these loans.

The loan from Erste&Steiermaerkische bank. d.d. for EUR 0.6 million ($0.7 million) matures January 31, 2018 with interest payable monthly based on the three-month EURIBOR rate plus 5%. The loan is collateralized by certain Kali Tuna and Lubin fixed assets.

The working capital loan from Erste&Steiermaerkische bank d.d. for HRK 80.0 million ($13.7 million) matures December 31, 2014 with interest payable quarterly based on a variable rate of 40% at HBOR plus 2.8%, with the remaining 60% at a rate of 4.4%. Kali Tuna drew down $7.4 million of the loan in the quarter ended September 30, 2011 and $6.9 million of the loan in the quarter ended December 31, 2011. The funds are available for working capital needs of Kali Tuna and require that matching funds be provided by the Company or pursuant to sales proceeds for each dollar borrowed. The loan is secured by live Bluefin Tuna owned by Kali Tuna.

Other Bank Loans - Kali Tuna

The Kali Tuna loan from Volksbank d.d. for HRK 10.0 million (total credit line equals $1.7 million, balance at December 31, 2011 is $1.1 million) matures on December 31, 2013 and is payable in quarterly installments of $0.2 million which began March 31, 2011. The terms of the loan call for a variable interest rate based on 40% at HBOR rate plus 60% at a rate of 5.9%. The loan is collateralized by certain Kali Tuna inventory. This loan was paid in full in January 2012.

The Kali Tuna loan from Privredna banka Zagreb d.d. for EUR 2.5 million ($3.2 million) matures on March 31, 2014 and is payable in three annual installments beginning March 31, 2012. The first annual installment was paid early on January 30, 2012. Interest is payable monthly based on the three-month EURIBOR rate plus 4.75%. The loan is collateralized by certain Kali Tuna fixed assets and inventory.

Bank Loans - Baja

The Baja credit facility with Bancomer for MXN 50.0 million accrued interest payable at a rate of TIEE +4.5% monthly and was collateralized by certain Baja inventory. This facility matured on September 30, 2011, was extended to November 4, 2011 and was paid in full on October 19, 2011.

Private Investor Loans - Baja and Umami

On September 7, 2011, the Company entered into a credit agreement with third party lenders (AMERRA), under which it received gross proceeds of $8.3 million in exchange for notes in the aggregate principal amount of $8.5 million. The notes originally matured beginning in November 2011, with any unpaid amounts fully due on April 2, 2012. In conjunction with the loan, the Company issued warrants to purchase 0.5 million shares of its common stock at $1.50 per share. The loan was funded in two tranches. The first tranche of $5.2 million was received on September 7, 2011 in the amount of $5.1 million, of which $3.1 million was used to repay a secured note with a maturity date of March 31, 2012 plus accrued interest, pay placement agent costs totaling $0.1 million, and the remainder was used as general working capital for growth and reinforcement of infrastructure at Baja's facility in Mexico. The second tranche for $1.1 million was received on September 15, 2011. The loan is collateralized by certain Baja and Kali inventory. In addition, the Company's obligations under the credit agreement are guaranteed by certain of its subsidiaries and shareholders, and certain of these guarantees are secured by stock owned by such shareholders. The loan accrues interest based on the sum of the one-year LIBOR rate plus 11%, which is payable monthly. The agreement originally required repayment of outstanding unpaid principal and accrued interest amounts, if any, as follows: $1.5 million on November 30, 2011, $1.5 million on December 31, 2011, $1.5 million on January 31, 2012, $2.0 million on February 29, 2012, and any remaining outstanding balance on April 2, 2012. In December 2011, the Company negotiated an amendment and extension of the loan agreement, under which it was required to pay down $0.4 million of the balance in January 2012, and the remaining balance will be due on March 31, 2012. Each of the notes may be accelerated if an event of default were to occur.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Private Investor Loans - Umami

On October 7, 2010, the Company entered into a note and warrant purchase agreement with a secured private lender (UTA Capital LLC). The Company received gross proceeds of $5.0 million in exchange for: (i) a note payable of $2.5 million which matured and was paid in full March 31, 2011, (ii) a note payable of $3.1 million which matures on March 31, 2012 and was paid in full September 7, 2011, and (iii) warrants to purchase 3.0 million shares of the Company's common stock (see Note 10). Both notes bore interest at 9% per year. Additional interest ranging from $0.2 million to $1.1 million would become due and payable if the Company does not achieve certain EBITDA thresholds during the 12 month period from April 1, 2011 to March 31, 2012. Based on the Company's current estimate of its EBITDA for this period, it believes that it will exceed all of the EBITDA thresholds for this period and, accordingly, has not accrued any additional interest related to these notes.

On June 3, 2011, the Company entered into a note purchase agreement with private party lenders. The Company received gross proceeds of $1.9 million in exchange for promissory notes in the aggregate principal amount of $2.0 million with a maturity date of June 30, 2011. The notes bore no interest and were collateralized by certain Baja inventory and the pledge of 6.0 million of the Company's shares held by Atlantis. On June 30, 2011, the Company entered into a loan extension and additional funding agreement, under which the Company issued notes in the aggregate principal amount of $5.6 million in exchange for cancellation of $2.0 million in existing notes and $3.0 million in cash provided on July 1, 2011. The amended loan had a maturity date of September 30, 2011, which was extended to October 4, 2011 and paid in full October 5, 2011. The notes bore no interest and were collateralized by the same assets as under the original agreement.

On August 3, 2011, the Company entered into a note purchase agreement with a third party lender (UTA Capital LLC). The Company received gross proceeds of $3.0 million in exchange for a note in the aggregate principal amount of $3.4 million, which matured on October 31, 2011. The note did not bear interest and was collateralized by 450 metric tons of Bluefin Tuna inventory owned by Baja and additional inventory of Baja that was pledged in connection with a previous loan made by the lender to the Company. In connection with the loan, the Company paid placement fees of $0.1 million and issued warrants to purchase 0.1 million of its common shares at a strike price of $2.70 per share. These warrants were recorded as equity in additional paid in capital with a fair value of $24,000. The loan was paid in full October 13, 2011.

See Note 11 for borrowings from related parties.

Deferred financing costs of $0.5 million were incurred in the six months ended December 31, 2011. Deferred financing costs of $0.2 million and $0.7 million were amortized in the three and six months ended December 31, 2011, respectively.

9.	Variable interest entities

Under ASC 810, a variable interest entity (VIE) is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

Based upon the criteria set forth in ASC 810, the Company has determined that it is the primary beneficiary in two variable interest entities (VIEs), MB Lubin d.o.o. (Lubin) in Croatia and Marpesca S.A. de C.V. (Marpesca) in Mexico (of which Kali Tuna and Baja are the primary beneficiaries respectively), as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities. As such, the VIEs have been consolidated within the Company’s interim condensed consolidated financial statements.

MB Lubin d.o.o.
Under Croatian law, a foreign-owned company cannot own the right to fish in Croatian waters. Kali's farming operation needs access to Bluefin Tuna to stock the farm and various bait fish to feed the biomass at the farm. Lubin is a Croatian-based marine company that is owned by one of the members of Kali Tuna's management. Lubin owns various boats and has the right to fish for Bluefin Tuna and various bait fish. In July 2009, the Company entered into 20-year agreements whereby Lubin is required to provide exclusive services to Kali Tuna related to fish farming, live tuna catching and catching of bait fish. Kali Tuna provides financing for Lubin and Lubin does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Kali Tuna. The Company has therefore determined that Lubin is a variable interest entity and that Kali Tuna is the primary beneficiary.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Marpesca S.A. de C.V.
Under Mexican law, a majority foreign-owned company cannot own the right to fish in Mexican waters. Baja's farming operation needs access to various bait fish to feed the biomass at the farm. Marpesca is a Mexican-based fishing company that is owned 49% by Baja and 51% by one of the members of Baja's management. Marpesca leases a fishing boat from Baja and has the right to fish for various bait fish. Baja provides financing for Marpesca and Marpesca does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Baja. It also does not have the fixed assets that it requires to carry out these fishing activities without leasing them. Currently these are leased from Baja. The Company has therefore determined that Marpesca is a variable interest entity and that Baja is the primary beneficiary.

Prior to October 31, 2010, Kali Tuna operated a joint venture, owned 50% by Kali Tuna and 50% by Bluefin Tuna Hellas A.E. an unrelated third party (the BTH Joint Venture). Under the terms of the joint venture, Bluefin Tuna was acquired, farmed and sold at Kali Tuna’s site. Initially the joint venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. (KTT). In January 2008, all activities of the joint venture were transferred to Kali Tuna through the BTH Joint Venture.

The Company has determined that Kali Tuna and its affiliates provided the majority of financial support to Lubin and KTT through various sources including the purchase and sale of inventory, rental income and unsecured loans. In addition, as of December 31, 2011, Kali Tuna was a guarantor for repayment of Lubin's note payable to Erste&Steiermaerkische bank d.d. in the amount of EUR 0.6 million ($0.7 million).

Financial support provided by Kali Tuna and its affiliates to Lubin as of December 31, 2011 and June 30, 2011 and during the three and six months ended December 31, 2011 and 2010 is as follows:

	Lubin		Lubin
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Rental income and sale of inventory	$747	$637	$1,389	$993

	December 31, 2011	June 30, 2011
Unsecured loans	$6,098	$6,290

Selected information from the balance sheets of Lubin and KTT as of December 31, 2011 and June 30, 2011, and the results of operations for Lubin and KTT for the three and six months ended December 31, 2011 and 2010 follow:

	Lubin		KTT
	December 31, 2011	June 30, 2011	December 31, 2011	June 30, 2011
Total assets	$4,612	$5,739	$45	$55
Total liabilities	7,656	8,683	1	—
Stockholders' equity (deficit)	(3,044)	(2,944)	44	55

	Lubin		Lubin
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenue	$747	$632	$1,389	$993
Net loss	(185)	(572)	(498)	(572)

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	KTT		KTT
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenue	$—	$—	$—	$—
Net loss	(1)	—	(2)	—

The BTH Joint Venture activities previously conducted through KTT were, beginning during the year ended June 30, 2009, conducted within Kali Tuna (Bluefin Tuna Hellas A.E.). BTH contributed livestock to the joint venture during 2009 and its 50% share in the profits generated has been reflected as a noncontrolling interest within these consolidated financial statements until the BTH Joint Venture was terminated in October 2010. BTH had a net loss of $0.1 million for the three months ended September 30, 2010. BTH had no results subsequent to September 30, 2010.

The Company has determined that Baja has provided the majority of the financial support to Marpesca through various sources including the purchase and sale of inventory. Selected balance sheet information related to these activities as of December 31, 2011 and June 30, 2011, and the results of its operations for the three and six months ended December 31, 2011 and 2010 were as follows:

	Marpesca		Marpesca
	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenue	$420	$65	$1,055	$65
Net loss	(184)	(87)	(190)	(87)
Rental income and sale of inventory	420	—	1,055	—

	December 31, 2011	June 30, 2011
Total assets	$773	$923
Total liabilities	1,447	1,335
Stockholders' deficit	(674)	(412)

A portion of the operating loss for the non-controlling interest of Lubin and Marpesca is inventoried by Kali Tuna and Baja, respectively, to reflect the actual operating costs of Lubin’s and Marpesca’s bait operations.

10.	Stock options and warrants

Stock Options

The Company does not currently have a formal stock option plan. On June 30, 2010, stock options were granted to two employees to purchase a total of 1,100,000 shares of the Company's common stock at $1.00 per share. Of these options, 183,333 vested immediately, and an additional 183,333 shares vested on the first anniversary of the grants. An additional 366,667 shares will vest on each of the second and third anniversary dates of the grants. The options have a five year contractual term with 3.5 years remaining at December 31, 2011.

On December 6, 2011, stock options were granted to the Company's three independent directors to purchase a total of 300,000 shares of its common stock at $2.00 per share. Of these options, 100,000 vested immediately, and an additional 200,000 shares will vest on each of the second and third anniversary dates of the grants. The options have a five year contractual term with 5.0 years remaining at December 31, 2011.

The fair value of each option awarded in the three months ended December 31, 2011 was estimated on the grant date using a Black-Scholes valuation model and the following assumptions:

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Exercise price	$2.00
Fair value of common stock	$2.15
Expected dividends	—
Expected volatility	42%
Risk-free interest rate	0.94%
Expected term (in years)	3.3

For the quarter ended December 31, 2011, the Company changed the method by which it determines the fair value of its common stock. In prior periods, the Company estimated the fair value of its common stock by reference to the estimated value of the common stock component of completed sales of units in the past year, along with estimates of the value of the Company based on forecasts and projections of income and cash flows using a discounted cash flow model, as trading volumes were low relative to the Company's size so the Company believed actual private transactions to be a better indicator of the fair value of its common stock. However, in the three months ended December 31, 2011, as there was a significant increase in the trading volume of the Company's common stock, and as the Company had not had any private transactions in the quarter by which to estimate value, the Company believed that the trading value of its common stock was a better indicator of the fair value of its common stock.

Stock option activity during the six months ended December 31, 2011 and fiscal year ended June 30, 2011 follows:

	Shares	Exercise Price	Remaining Contractual Term
Outstanding as of June 30, 2011	1,100,000	$1.00	4.0 years
Options granted	300,000	$2.00	5.0 years
Options exercised	—
Options forfeited	—
Outstanding as of December 31, 2011	1,400,000	$1.00 - $2.00	3.5 - 5 years
Exercisable as of December 31, 2011	466,666	$1.00 - $2.00	3.5 - 5 years
Vested as of December 31, 2011	466,666	$1.00 - $2.00	3.5 - 5 years
Non-vested as of December 31, 2011	933,334	$1.00 - $2.00	3.5 - 5 years

The intrinsic value of stock options is calculated as the amount by which the fair value of the Company's common stock exceeds the exercise price of the option. At December 31, 2011, the fair value of the Company's common stock exceeded the exercise price of the original option grant, but was less than the exercise price of the newly granted options in the quarter. As such, the intrinsic value at December 31, 2011 of the Company's options outstanding and its options vested and expected to vest of $0.6 million and the intrinsic value of options exercisable of $0.2 million was calculated based only on the options granted in 2010.

There was no tax benefit related to the stock based compensation because the Company has incurred losses in the U.S. and it is not probable that it would be able to use any tax benefit in the future. Stock-based compensation expense recognized as selling, general and administrative expenses in the Consolidated Statements of Operations was $0.1 million and $25,000 for the six months ended December 31, 2011 and December 31, 2010, respectively. As of December 31, 2011, total unrecognized stock compensation expense was $0.2 million, which is expected to be recognized over the remaining vesting period of 1.5 to 3.0 years.

Stock Warrants

As of December 31, 2011, the Company had issued 11.1 million stock warrants to various parties in conjunction with debt offerings and private placements, as compensation for services, and in settlement of a dispute. The Company's warrants are accounted for as equity or liabilities based on specific features within the warrant agreements. Stock warrants that embody obligations of the issuer must be classified as liabilities. Examples of an obligation include put options that if exercised would require an entity to repurchase its equity shares by physical settlement or issuing another instrument, or contracts that require net cash or net share settlement. All other stock warrants generally should be accounted for as equity instruments. As of December 31, 2011, warrants were outstanding as follows (warrants in thousands):

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Warrants	Exercise Price	Term
Balance at June 30, 2011	10,264	$1.00 to $2.00	3-5 years
Issued as placement agent compensation	90	$2.70	5 years
Issued in connection with secured notes	759	$1.50 to $3.00	3-5 years
Balance at December 31, 2011	11,113		3-5 years
Weighted average exercise price	$1.60

Stock warrants issued in connection with debt offerings

As described in Note 8, on September 7, 2011, Umami and Baja entered into a note and warrant purchase agreement with private party lenders, who are each accredited investors. In conjunction with the credit agreement, the Company issued warrants to purchase 0.5 million shares of its common stock. The exercise price for the shares of common stock underlying the warrants is $1.50 per share. The lenders also received demand and piggy-back registration rights in connection with the shares issuable upon exercise of the warrants. The warrants related to the note were recorded as a stock warrant liability and the fair value of $0.3 million was calculated using a binomial pricing model and was recorded as a discount to the notes payable.

As described in Note 11, on July 7, 2011, the Company entered into a credit facility with Atlantis Group hf. In connection with the credit line, on each funding date, the Company is to issue to Atlantis three-year warrants to purchase shares of its common stock at $3.00 per share at the rate of 50,000 warrants for each $1.0 million advanced to the Company. The maximum number of warrants issuable is 750,000. Through December 31, 2011, the Company issued 0.3 million warrants to Atlantis. These warrants were recorded as equity in additional paid in capital with a fair value of $26,000.

Stock warrants issued to placement agents as compensation

As described in Note 8, on August 3, 2011, the Company entered into a note purchase agreement with a private party lender. In connection with the loan, the Company paid placement fees of $0.1 million and issued warrants to purchase 0.1 million of its common shares at a strike price of $2.70 per share. These warrants were recorded as equity in additional paid in capital with a fair value of $24,000.

Stock warrants issued in settlement of dispute

In July 2010, the Company entered into an agreement with a placement agent which, as amended at various times, was terminated as of December 31, 2010. Under the terms of the Placement Agreement, as a result of four financings that were completed during October 2010 and November 2010, the Company agreed to compensate the Placement Agent and its assigns with a total of $0.9 million in cash and the issuance of 0.6 million warrants to purchase shares of the Company's common stock at a weighted average exercise cost of $1.43 per share (the Original Placement Agent Warrants). In December 2010, the Placement Agent advised the Company that it disagreed with the Company's calculations and that it sought additional cash compensation and additional warrants related to the four financings. Further, in March 2011, it advised the Company that a financing transaction completed in February 2011 should be covered by the Placement Agreement and requested compensation for that transaction also.

In October 2011, the Company entered into settlement agreements with the Placement Agent related to all past transactions and agreed to terms related to any future transactions that may be entered into between the Company and parties introduced to the Company by the Placement Agent. The settlement provided that the Company pay an additional $0.1 million in cash, cancel the Original Placement Agent Warrants and replace them with 0.65 million warrants to purchase common stock with issue dates reflective of the Original Placement Agent Warrants with certain agreed-to changes in exercise prices, resulting in a weighted average exercise price of $1.34 per common share. These warrants have been divided into two groups (each group with the same terms) - a group of 0.25 million warrants (“Series A Warrants”) and a group of 0.4 million warrants (“Series B Warrants”). All warrants have standard anti-dilution clauses, cashless exercise provisions and piggyback registration rights. Additionally, if any of the Series A or Series B Warrants are exercised prior to June 30, 2012, the exercise price will be reduced by an amount equal to 34% of the original exercise price for those exercised. Further, if any new financing is closed by parties for which the Placement Agent should be compensated, then the exercise price for the Series A and Series B warrants shall be reduced by $0.12 for each
$1.0 million of funding and if the Company defaults on any financial obligation or enters into a recapitalization or restructuring, then the exercise price for the Series A and Series B warrants shall be reduced to $0.01.

On October 9, 2011, per the settlement agreement, the Company canceled and replaced the placement agent's warrants to purchase 650,000 shares of its common stock to certain placement agents and their respective affiliates to replace 618,933 warrants originally

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

issued as compensation for services rendered and 31,067 warrants in settlement of a dispute related thereto. The warrants are exercisable for a period of five years and are at exercise prices ranging from $1.00 to $1.65 per share with the average being $1.43 per share. The exercise price of the warrants may be reduced in certain circumstances. The settlement agreement was valued effective June 30, 2011 as the agreement related to transactions entered into during the year ended June 30, 2011 and the major terms of the final agreement were agreed to in June 2011. The 0.65 million warrants reissued in connection with the settlement were recorded as a stock warrant liability in the fiscal year ended June 30, 2011.

As part of the settlement, Ocean Spray, a shareholder of Umami, agreed to exchange on or before October 6, 2011, 0.25 million freely trading Umami shares it owns for Series A Warrants. The Company valued Ocean Spray's contribution to the settlement at June 30, 2011 as $0.1 million, representing the difference between the estimated value of the shares given up and the warrants received, which was previously recorded as a long-term liability at June 30, 2011 and reclassified to additional paid-in capital in the quarter ended December 31, 2011.

Also as part of the settlement, Aurora agreed to purchase any Series B Warrants held by the Placement Agent not exercised by April 15, 2012 pursuant to a put agreement at $3.00 per warrant. The Company estimated that the put option will be exercised by the Placement Agent and its assigns and, accordingly, the Company valued Aurora's contribution to the settlement at June 30, 2011 at $0.9 million, representing the difference between the estimated cash expected to be paid by Aurora ($1.2 million) and the estimated value of the warrants to be acquired by Aurora under the put option. The Company previously recorded $0.7 million as a long-term liability at June 30, 2011 and reclassified it to additional paid-in capital in the quarter ended December 31, 2011.

Derivative Stock Warrant Liability

The Company accounts for its derivative stock warrants in accordance with the applicable FASB guidance as discussed in Note 2.  Under this guidance, derivative stock warrants are accounted for as fair value liabilities and are valued using Level 3 inputs, with changes in fair value included in net earnings (loss).

The fair value of the liability associated with the Company's derivative stock warrants decreased to $2.8 million at December 31, 2011 from September 30, 2011, which resulted in a $0.2 million gain from the change in fair value of warrants for the three months ended December 31, 2011.

The following table sets forth a summary of the change in our Level 3 derivative stock warrant liability for the six months ended December 31, 2011:

Balance at June 30, 2011	$2,286
Fair value of new warrants issued	273
Unrealized (gains) losses in fair value recognized in operating expenses	204
Balance at December 31, 2011	$2,763

The Company's derivative stock warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using an option pricing model using the following assumptions:

	December 31, 2011	June 30, 2011
Exercise price	$1.00 - $1.65	$1.00 - $1.80
Fair value of common stock	$1.55	$1.205
Expected dividends	—	—
Expected volatility	42%	57%
Risk-free interest rate	0.83%	1.76%
Expected term (in years)	3.8	4.2

For the quarter ended December 31, 2011, the Company changed the method by which it determines the fair value of its common stock, as discussed above. Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods of comparable companies that correspond to the remaining term of the warrants. The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the warrants.

11.	Related parties

Related parties are those parties which have influence over the Company, directly or indirectly, either through common ownership or other relationship. We have had transactions with Atlantis (as previously defined), including its wholly-owned subsidiary Atlantis Co. Ltd., (Atlantis Japan) and Aurora Investments ehf (Aurora, a shareholder of the Company which is indirectly owned by the Company's Chief Executive Officer who is also a director of Aurora).

Financing Transactions

As of December 31, 2011, the Company owed Aurora $3.0 million in notes payable due as follows: $1.0 million March 31, 2012, $1.0 million January 31, 2013, and $1.0 million March 31, 2013. The Company paid a $1.0 million Aurora note payable due January 31, 2012 in the three months ended December 31, 2011. The notes bear interest at 1.0% per month, payable monthly, until March 31, 2012 at which time any outstanding balances will be assessed monthly interest of 1.25%. In conjunction with the receipts of proceeds from the fiscal 2012 harvest season, the Company has determined to repay the portion of the loan due in 2013 early in fiscal 2012. As such, the Company has included the total notes payable balance due to Aurora at December 31, 2011 as current.

At June 30, 2011, the Company owed Atlantis $4.0 million in notes payable. On July 7, 2011, the Company entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million. This amount included funds utilized for the refinance of the $4.0 million of the notes payable due to Atlantis on June 30, 2011. New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses). Principal amounts drawn under the credit line bear interest at the rate of 1.0% per month based on the average amount outstanding payable monthly, and require payment of a 1.25% fee related to the advances. New funds could only be drawn through December 31, 2011 and the entire outstanding principal is due and payable on March 31, 2012. The credit line is secured by a portion of the Company's Bluefin Tuna inventory. Upon an event of default, all principal amounts and interest payments may be declared due and payable, and a default rate of 1.5% per month will be in effect on all amounts then outstanding. Events of default include a change of control of the Company and the loss of any of the fishing licenses held by Kali Tuna. In connection with the credit line, on each funding date, the Company issued to Atlantis three-year warrants to purchase shares of the Company's common stock at $3.00 per share at the rate of 50,000 warrants for each $1.0 million advanced to the Company. There were no new fundings from Atlantis in the three months ended December 31, 2011.

Through December 31, 2011, in addition to the refinance of the $4.0 million amount owed to Atlantis at June 30, 2011, the Company has drawn $1.3 million in cash, incurred $0.6 million in fees and interest expense related to the credit line, and made $0.2 million in principal payments. Also, the Company issued 0.3 million warrants related to the amounts financed under the credit line through December 31, 2011.

Sales of Bluefin Tuna

For the six months ended December 31, 2011, Atlantis Japan and other Atlantis subsidiaries purchased a total of $19.0 million of Bluefin Tuna from the Company's operations, compared to $12.0 million for the six months ended December 31, 2010. Of the $19.0 million purchased, $15.6 million was outstanding at December 31, 2011.

Sales Agency Agreement

In October 2011, the Company entered into a sales agency agreement with Atlantis Japan, giving Atlantis Japan exclusive rights to sell the Company's Bluefin Tuna in Japan. The Company will pay Atlantis Japan a 2.0% sales commission for all sales it makes on the Company's behalf to non-related parties sales up to 4.0 billion Japanese Yen (approximately $52 million), and 1.0% for all sales above that amount. Commissions under the agreement are payable quarterly. The agreement was retroactive to July 1, 2011 and expires March 31, 2012. Commission expense for the six months ended December 31, 2011 was $1.0 million.

Other

The Company reimburses Atlantis for certain services provided to the Company, as well as out of pocket expenses paid on the Company's behalf. For the six months ended December 31, 2011, a total of $0.2 million was billed for services and reimbursements.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Additionally, Atlantis has provided loan guarantees and other credit support through its banking relationships and has in the past pledged Company shares owned by it as collateral for certain financing transactions with private party lenders.

Related party amounts included in the Company's balance sheet and income statement are as follows:

Balance Sheet	December 31, 2011	June 30, 2011
Trade accounts receivable, related parties	$15,632	$1,970

Accounts payable, related parties	735	556

Notes payable, related parties
Due to Atlantis - principal	5,119	4,000
Due to Aurora - principal	3,000	5,260
Accrued related party interest, expenses and fees	—	327
Total	8,119	9,587
Included in current portion	8,119	7,587
Long-term portion	$—	$2,000

	Three Months Ended December 31,		Six Months Ended December 31,
Statements of Operations	2011	2010	2011	2010
Sales to Atlantis and subsidiary – included in net revenue	$18,787	$11,977	$18,987	$11,977
Reimbursement of costs – included in selling, general and administrative expenses	—	183	157	446
Commission expense – included in selling, general and administrative expenses	734	496	1,044	496
Interest expense (including amortization of original issue discounts, deferred financing costs and warrants)	311	586	611	807

12.	Income Taxes

The Company calculates its interim tax provision in accordance with the guidance for accounting for income taxes in interim periods. At the end of each interim period, the Company estimates the annual effective tax rate and applies that tax rate to its ordinary year-to-date pre-tax income. The tax expense or benefit related to significant, unusual or extraordinary discrete events during the interim period is recognized in the interim period in which those events occurred. In addition, the effect of changes in enacted tax laws or rates or tax status is recognized in the interim period in which the change occurs.

The Company recorded income tax expense of $6.5 million for the six months ended December 31, 2011 as compared to $0.4 million for the same period in 2010. The increase in the tax provision for the six months ended December 31, 2011 is primarily due to the significant increase in revenues and operating income for the six months ended December 31, 2011 compared to the six months ended December 31, 2010. The estimated annual effective tax rate of 29.4% for fiscal 2012 differs from the statutory U.S. federal income tax rate of 34% primarily due to the release of the Company's valuation allowance against its federal deferred tax assets, foreign income tax, and the tax effect of unremitted earnings from the Company's Mexican operation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. The Company has established a valuation allowance against certain deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unremitted earnings of Kali Tuna have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable. The Company periodically evaluates its investment strategies for Kali to determine whether its foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Baja earnings are considered to be repatriated to the United States and the Company, to fund the Company's current operations and debt obligations taken out primarily for the acquisition and operations of Baja. Therefore, income taxes are provided on the portion of earnings from Baja considered to be repatriated to the Company for the three and six months ended December 31, 2011.

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties at December 31, 2011 or December 31, 2010, and did not recognize interest or penalties in the Statements of Operations during the six months ended December 31, 2011.

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

On January 30, 2012, the Croatian government terminated the Financial Police as a separate department of the Ministry of Finance. All of the cases assigned to the Financial Police, including Kali Tuna's case, have been assigned to the Tax Office of the Croatian Ministry of Finance.

Management expects, based upon the facts and circumstances of the relevant transactions, that Kali Tuna will ultimately prevail and that it will not incur any material liability. Accordingly, the consolidated financial statements included herein do not reflect any adjustments related to this contingency.

Croatian Customs Authorities

In February 2011, Croatian Customs Authorities (CA) declared Kali Tuna, together with another Croatian tuna farming entity (the “seller”), jointly liable for a tax debt totaling about $0.9 million related to the purchase of live tuna and some bait that the seller

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sold to Kali Tuna. The tax debt consists of customs duties, value added tax and default interest which the CA allowed the seller not to pay based on the expected export of the live tuna. Since the seller instead sold the tuna locally to Kali, the duties, taxes and interest became payable immediately. Due to its insolvency and bankruptcy, the seller was only able to pay $0.1 million of the debt. Although Kali Tuna filed a complaint contesting the CA decree, it paid the $0.8 million in April 2011 in order to avoid possible enforcement. Management expects, based upon the facts and circumstances, that Kali Tuna’s appeal should ultimately prevail and the CA decree will be annulled and that any funds paid will be reimbursed.

Mexican Tax Case

In 2007, Baja was audited for the tax year 2002 by the Taxing Authority. Based on the audit, the Taxing Authority alleged that Baja owed additional taxes of approximately $1.5 million for items not deemed deductible and items regarded as income rather than as shareholder investments, plus interest and penalties of approximately $0.1 million. Baja appealed the ruling and the decision was reversed by the First Northwestern Regional Court of the Federal Court of the Fiscal and Administrative Justice on procedural grounds. Subsequently, the Taxing Authority appealed the reversal. Baja filed for a joinder review for the purpose of upholding the reversal with the Second Collegiate of the Fifteenth Circuit Court, located in Mexicali, Baja California. On November 11, 2011, the Second Collegiate of the Fifteenth Circuit Court ruled that the Taxing Authority's appeal was unfounded and without merit and upheld the reversal in favor of Baja. This ruling is final and all liens and guarantees have been removed by the Taxing Authority.

14.	Subsequent events

On January 5, 2012, the Board of Directors appointed a new Chief Financial Officer of the Company. Effective January 3, 2012, he was granted options to purchase up to 875,000 shares of the Company’s common stock shares at an exercise price of $1.60 per share, the last quoted price of the Company’s stock on January 4, 2012. Upon the closing of a single firm commitment underwritten public offering of shares of the Company’s common stock in which the gross proceeds to the Company are at least $40.0 million (a “Qualified Equity Offering”), 55% of the options will vest. The remaining 45% of the options will vest equally in six installments every six months, with the first installment vesting on July 5, 2012. He will also receive a bonus of $240,000 in the event of a Qualified Equity Offering, and will receive an option to purchase a number of additional shares of the Company’s common stock such that immediately following the option grant, he will own, assuming full exercise of all option grants held by him, not less than 1.0% of the Company’s fully-diluted capital stock.

In January 2012, we were notified that Aurora had transferred its $3.0 million notes due from the Company to Atlantis. The original maturity dates for the notes transferred to Atlantis were $1.0 million March 31, 2012, $1.0 million January 31, 2013 and $1.0 million March 31, 2013. However, in conjunction with the receipts of proceeds from the 2011-2012 harvest season, the Company had determined to repay the portion of the Aurora loan due in 2013 early in fiscal 2012. As such, the Company included the total notes payable balance due to Aurora at December 31, 2011, and subsequently assigned to Atlantis, as current.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of our financial condition as of December 31, 2011 and our results of operations for the three and six months ended December 31, 2011 and 2010. You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2011, including management’s discussion and analysis therein, as well as the accompanying condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This report contains statements that do not relate to historical or current facts, but are “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments, or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, could, would, estimate, expect, indicate, intend, may, plan, predict, project, pursue, will, continue, and other similar terms and phrases, as well as the use of the future tense.

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

•	customer demand for Bluefin Tuna and market prices;

•	potential changes to Bluefin Tuna quotas, concessions and regulations;

•	general economic conditions, particularly in Japan;

•	our reliance on a few customers for substantially all of our sales;

•	the intensity of competition;

•	our ability to collect outstanding receivables;

•	the amount of liquidity available at reasonable rates or at all for ongoing capital needs;

•	our ability to raise additional capital if necessary to execute our business plan;

•	our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	the outcome of legal proceedings affecting our business; and

•	our insurance coverage being adequate to cover the potential risks and liabilities faced by our business.

Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Part 1, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the year ended June 30, 2011 for a discussion of these and other risks and uncertainties. You should not assume at any point in the future that the forward looking statements in this report are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances, except as required by law.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

We fish for and farm Bluefin Tuna. We employ environmentally sound fishing practices and fish farming practices, which we refer to as aquaculture, to help meet market demand for Bluefin Tuna while supporting their long-term sustainability. We own and operate Kali Tuna, or Kali, which is a Croatian-based aquaculture operation raising Northern Bluefin Tuna in the Croatian part of the Adriatic Sea. We also own and operate Baja Aqua Farms, or Baja, which is a Mexico-based operation for Pacific Bluefin Tuna in the Pacific Ocean off Baja California, Mexico. Our objective is to become the market leader in aquaculture for Bluefin Tuna. We intend to seek growth opportunities resulting from market consolidation and scientific progress in the industry.

We generate substantially all of our revenue from the sale of our Bluefin Tuna, and our sales are highly seasonal.  In Croatia, our typical harvest months are typically from November through February. In Mexico, we anticipate that our typical harvest months will be from October through December. As a result, we typically generate little or no revenue in our first fiscal quarter (the three months ending September 30) or our fourth fiscal quarter (the three months ending June 30).

We sell virtually all of our Bluefin Tuna to a small number of Japanese customers. In fiscal 2011, sales to four customers, Atlantis

Group's Japanese subsidiary, Mitsubishi Corporation, Global Seafoods Co., LTD and Sirius Ocean Inc., accounted for 98.9% of our net revenue. In the first six months of fiscal 2012, sales to these four customers plus Daito Gyorui Co., Ltd and Kyokuyo Co., LTD accounted for 99.3% of our net revenue. We anticipate continuing to generate a significant percentage of our revenue from a small number of Japanese customers.

These Japanese customers contract for and pay for Bluefin Tuna purchases in Japanese Yen. We are therefore susceptible to changes in Japanese demand for Bluefin Tuna, which may be materially impacted by macroeconomic changes, among other things, and are susceptible to exchange rate fluctuations between the Japanese Yen and the US dollar.

Our aquaculture operations increase the total weight of our Bluefin Tuna, which we refer to as biomass, by catching or purchasing Bluefin Tuna and then transporting them to our farms for on-growing. This involves maintaining our Bluefin Tuna inventory in holding cages. Water temperatures and the availability and quality of feed for our Bluefin Tuna, as well as its ability to hire, train and retain a skilled aquaculture workforce, are critical factors affecting our biomass. Our aquaculture operations are also subject to conditions of nature primarily related to storms and water quality, and our Mexican operations are also subject to natural predators.  At our Mexican operations, storms can damage cages to the point where Bluefin Tuna may escape or be killed.  Storms also may allow predators such as seals and sea lions to enter the cages and kill our Bluefin Tuna.  At our Croatian operations, storms are generally less severe, our cages are more protected by natural features such as islands, and there are no natural Bluefin Tuna predators.  We carry insurance for both operations for loss, subject to high deductibles.  In the six months ended December 31, 2011 and 2010, we incurred storm-related losses, including losses due to predators, of $0.2 million and $1.6 million, respectively, at our Baja operations.

Prior to June 30, 2010, we were a shell company known as Lions Gate Lighting Corp., or Lions Gate. On June 30, 2010, Lions Gate and Atlantis Group hf, or Atlantis, completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin Tuna Acquisition Group, or Bluefin, in consideration for the issuance to Atlantis of 30.0 million shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna d.o.o., or Kali Tuna, a wholly-owned subsidiary of Bluefin and indirect subsidiary of Atlantis, became an indirect wholly-owned subsidiary. We accounted for this transaction as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes. In August 2010, we changed our name to Umami Sustainable Seafood Inc. On July 20, 2010, we acquired 33% of Baja Aqua Farms, S.A. de C.V., or Baja, and on November 30, 2010, we acquired virtually all of the remaining shares of Baja.  We currently own 99.98% of Baja.

Outlook

Our Baja fiscal 2012 harvest season was completed in November 2011, and our Kali fiscal 2012 harvest season was completed on January 23, 2012. We expect to recognize all fiscal 2012 net revenue by the end of our fiscal quarter ending March 31, 2012.

Key Business Indicators

In addition to traditional financial measures, we monitor our operating performance using financial and non-financial metrics that are not included in our consolidated financial statements. The following are key business indicators:

Biomass measures

Biomass must first be caught by vessels owned or leased by us or purchased live from other farms and fishermen.  This biomass is then towed back to our farms for further on-growing. Biomass decreases primarily due to Bluefin Tuna sales, as well as natural mortality and mortality caused by storms and related damages. While less severe than storms at our Mexican operations, our Croatian operations may experience storms that cause Bluefin Tuna mortality.

A net increase in biomass typically corresponds with potential revenue growth. However, increased biomass also increases our carrying costs related to retaining and growing our tuna. Each biomass measure described below is a key measure.

Existing biomass growth. Existing biomass growth is the difference in the total biomass of our on-growing Bluefin Tuna between one measuring point and another, net of natural mortalities. Biomass growth varies based on water temperature, age and condition of Bluefin Tuna, the quantity and quality of feed we obtain and provide, and any natural mortalities that occur. Younger Bluefin Tuna grow at a faster rate than mature Bluefin Tuna. Newly acquired Bluefin Tuna that have not been fully fed previously will typically have a higher growth rate than the Bluefin Tuna that have been in our care for a long period. Bluefin Tuna are warm-blooded fish, meaning they can regulate and raise their body temperatures above water temperatures by means of muscular activity, and as such will grow more slowly in cold water because they utilize a portion of the energy from feeding to keep warm. Existing biomass growth rate is a key measure because it tells us how many kilograms of growth we can expect our current biomass to increase which in turn will allow us to produce biomass for further on-growing or sale.

Caught Bluefin Tuna. Caught Bluefin Tuna is a key biomass measure because the size of our annual catch directly impacts our potential future revenue. Our Baja operations are not subject to catch quotas. Our Croatian operations are regulated by a quota system. A regulatory body, the International Commission for the Conservation of Atlantic Tunas, or ICCAT, issues a total quota for Croatia for each year based in part upon advice from scientists. Each vessel that is licensed to catch Bluefin Tuna is assigned a certain portion of that quota. These fishing quotas are subject to periodic review and renewal, and may be materially decreased. In calendar year 2011, our Croatian operations acquired 133 metric tons of Bluefin Tuna, with 60 metric tons coming from Lubin and the balance coming from other companies. Historic catches are not necessarily indicative of future catches. Our overall fishing results are subject to material changes based on circumstances beyond our control related to fish habits, and our Baja results are subject to material changes based on the number and quality of boats we are able to secure for fishing.

Purchased Bluefin Tuna. Our available capital, the availability of Bluefin Tuna for sale at any given time, and asking prices for Bluefin Tuna affect our tuna purchases. We will consider Bluefin Tuna purchases based on available capital and market opportunities. In the years ended June 30, 2011 and 2010, we purchased 150 metric tons and 405 metric tons, respectively, for on-growing at our Croatian operation. In the current fiscal year, we have not made any purchases of live tuna for on-growing.

Feed conversion ratio. Feed conversion ratio, or FCR, is the measure of how many kilograms of feed it takes to add one kilogram of weight to our Bluefin Tuna stock. A lower FCR typically means lower feed costs per kilogram of biomass and therefore higher gross margin potential. However, variances in feed costs also impact gross margin potential. In addition, the incremental value of current market prices of Bluefin Tuna over feed costs may cause us to increase feed given to our tuna to increase their growth prior to harvest, which would decrease FCR. We continually seek to refine our Bluefin Tuna feeding practices to improve conversion ratios.

Storm losses. Storm losses negatively impact the amount of biomass available for future sale and therefore potential future revenue. We maintain insurance covering storm losses. However, the insurance policies have high deductibles.

Bluefin Tuna sales. Historically, our Bluefin Tuna sales have not been impacted by demand, but by the amount that management determines to sell. Our Bluefin Tuna sales may also be impacted by market supply. A decrease in market supply would generally lead to an increase in market prices, would which impact the amount that management determines to sell. Tuna sales reduce inventories levels and therefore negatively impact potential future revenue from on-growing.

The following table summarizes our estimated biomass and changes in biomass for the six months ended December 31, 2011 and 2010.  We acquired our Baja biomass on November 30, 2010. Therefore, for the six months ended December 31, 2010, changes in Baja biomass is for the one month period from November 30, 2010 through December 31, 2010, in metric tons.

	Six Months Ended December 31,
	2011	2010
Beginning biomass (June 30)	3,418	1,720
Acquired in Baja acquisition	—	3,080
Growth, net of mortality	933	938
Caught	1,069	—
Purchased for farming	—	150
Storm losses	(16)	(139)
Biomass sales	(2,852)	(657)
Ending	2,552	5,092

Net biomass added from operations during period	1,986	949

Biomass capacity. From June 2011 through September 2011, we completed a series of acquisitions of Croatian farming concessions that increased the biomass capacity of our Croatian farms from 3,240 metric tons, to 5,030 metric tons as of December 31, 2011. In December 2011, we completed an acquisition that increased the biomass capacity of our Mexican farms by 1,000 metric tons. Biomass capacity at our Baja operations was approximately 5,000 metric tons as of December 31, 2011. While we have added biomass capacity, we have not yet expanded our biomass to utilize such additional capacity due to capital constraints, and do not anticipate fully utilizing our capacity for the foreseeable future until adequate financing has been arranged.

Revenue per kilogram. The revenue we generate per kilogram of biomass sold is a key factor to our operating results. Our overall average revenue per kilogram of biomass sold that we realized increased from $21.88 to $25.08 in the six months ended December 31, 2010 and 2011, respectively. Our revenue per kilogram of biomass sold is also impacted by the size distribution of the Bluefin Tuna we sell. Generally, Bluefin Tuna sell for more per kilogram as they increase in size (sales prices can be up to 33% more for larger tuna than smaller tuna), and the average size of Bluefin Tuna sold by our Croatian operations have been larger than our Mexican operations. Market prices for Bluefin Tuna generally have varied significantly due in part to supply and demand changes. Attempting to explain the reasons for the changes would be speculative, and we are unable to predict future supply and demand changes. Market prices have also increased in US dollar terms in each of the prior two years because of the strengthening of the Japanese Yen relative to the US dollar, as sales to Japanese customers have accounted for approximately 99% of our Bluefin Tuna sales.

Non-GAAP Gross Profit and Non-GAAP Gross Margin. We present non-GAAP gross profit measures and non-GAAP net income attributable to Umami stockholders in the following tables. Management believes these non-GAAP measures help indicate our performance before the fair value purchase price adjustments to the Baja inventory that are considered by management to be representative of our on-going operating results. Once the adjustments related to the fair value of the Baja inventory due to the purchase price adjustment have been fully recognized in cost of sales in the future, these non-GAAP adjustments to cost of sales and the resulting non-GAAP measures will no longer be applicable.

The following non-GAAP table is a summary of our costs and margins showing our gross margin and the effect of the purchase price adjustment for the three and six months ended December 31, 2011 (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2011	December 31, 2011
Net revenue	$55,555	$71,524
Cost of goods sold	(27,816)	(37,420)
Gross profit	$27,739	$34,104

Gross profit %	50%	48%

Add back: estimated cost of goods sold in excess of catch and farming costs	$937	$2,238

Estimated non-GAAP gross profit based on catch and farming costs	$28,676	$36,342

Estimated non-GAAP gross profit % based on catch and farming costs	52%	51%

The following table is a summary of non-GAAP net income attributable to Umami stockholders adjusted for the effect the purchase price adjustment had on the net income attributable to Umami stockholders for the three and six months ended December 31, 2011 (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2011	December 31, 2011
Net income attributable to Umami Stockholders	$17,390	$16,663
Plus estimated cost of goods sold in excess of catch and farming costs	937	2,238
Estimated non-GAAP net income attributable to Umami stockholders using estimated catch and farming costs	18,327	18,901

As of December 31, 2011, $0.7 million of the purchase price adjustment remains on our balance sheet to be amortized.

Acquisitions

In July 2010, we acquired 33% of the equity of Baja and its affiliate Oceanic.  Under the terms of the transaction, we paid $8.0 million, which included $4.9 million that had been advanced to Baja previously.  We also acquired the right to purchase all remaining Baja and Oceanic shares in consideration for the payment of $10.0 million in cash and the issuance of 10.0 million shares of our common stock, later estimated to be valued at $12.1 million on November 30, 2010.  On November 30, 2010, we consummated the acquisition of Baja and Oceanic by paying cash in the amount of $7.8 million, the issuance of promissory notes in the aggregate principal amount of $2.2 million and the issuance of shares.  These notes were paid in full on December 10, 2010.

We accounted for the results of operations of Baja and Oceanic from July 20, 2010 through November 30, 2010 under the equity method. Beginning December 1, 2010, we accounted for this acquisition as a business combination, and therefore our consolidated financial statements include the results of operations of Baja and Oceanic.

Components of Revenue and Expenses

Net Revenue

We derive virtually all of our revenue from Bluefin Tuna sales. We recognize revenue when tuna inventory is delivered and we have transferred to the buyer the significant risks and rewards of ownership.  The delivery occurs either at our sites in Croatia or Mexico when loaded into a freezer vessel or container or at an auction house in Japan. We are responsible for shipping and handling costs, up to the point of sale.  We include shipping and handling costs in cost of goods sold.  We do not incur any post sale obligations. See “— Critical Accounting Policies.”

We significantly increased our net revenue in fiscal 2012 compared to fiscal 2011. However, part of our revenue growth is due to a substantial reduction in existing Bluefin Tuna inventory, from approximately 3,000 metric tons at the end of the harvest for the fiscal year ended June 30, 2011, to approximately 1,700 metric tons at the end of our harvest for this fiscal year ending June 30, 2012. This significant reduction in the biomass retained for on-growing reduces the growth potential for the coming growing season. If we do not significantly increase our Bluefin Tuna inventory by catching and/or purchasing significant quantities of Bluefin Tuna in calendar 2012, our fiscal 2013 net revenue may be negatively affected. Even if we significantly increase our Bluefin Tuna inventory, our net revenue may be negatively affected, depending on how much of our Bluefin Tuna inventory we decide to retain for on-growing beyond fiscal 2013.

Cost of Goods Sold

Cost of goods sold includes costs associated with the initial catching or purchasing of our tuna and costs associated with towing these fish to our farming operations, as well as farming costs, tuna shipping and handling costs and insurance costs related to our Bluefin Tuna inventories. The most significant variable affecting costs of goods sold is the costs associated with catching and towing Bluefin Tuna relative to how many tons of Bluefin Tuna we are able to catch. Our farming costs include feed costs, which are the largest component of growing costs, as well as other costs of farming such as employee compensation, benefits, and other employee-related costs for our farming personnel and direct costs incurred in the farming operation. Finally, cost of goods sold in fiscal 2011 and 2012 also reflects fair value adjustments representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. We expect the costs of fishing and farming new Bluefin Tuna inventory at the Baja operation to be more in line with our historical cost. As of December 31, 2011, $0.7 million of the fair value adjustment remains on our balance sheet, and $0.9 million and $2.2 million have been recognized in cost of goods sold in the Statement of Operations in the three and six months ended December 31, 2011, respectively. Changes in cost of goods sold do not necessarily correlate with revenue changes. Costs of goods sold may be materially impacted by changes over which we have limited or no control, particularly feed costs.

Selling Expenses

Selling expenses consist solely of commissions payable arising from our sales agreement with Atlantis.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, benefits, and other employee-related costs for executive management, finance, human resources and other administrative personnel, third-party professional fees, allocated facilities costs, and other corporate and operating expenses. We anticipate that in the remainder of fiscal 2012 and in fiscal 2013, selling, general and administrative expenses will increase as we grow our business, including increasing our general and administrative staff.

Research and Development Expenses

Our Croatian subsidiary, Kali Tuna, conducts research and development in two specific areas: closed lifecycle Bluefin Tuna farming

(propagation), and optimizing feed efficiencies by way of studying nutrition and feeding habits of fish. To date, our research and development activities have consisted primarily of the costs involved in the maintenance and dry docking of a Bluefin Tuna hatchery. We anticipate that our future emphasis will move from building our own hatchery to projects in cooperation with established European hatcheries. However, our research and development expenses have been, and we expect them to continue to be for the foreseeable future, immaterial.

Other Operating Income

Other operating income consists primarily of interest income and other miscellaneous items and has historically been immaterial. We anticipate that other operating income will be immaterial for the foreseeable future.

Foreign Currency Transactions and Remeasurements

Effective December 1, 2010, we changed our functional currency to the United States dollar, or USD, from the Croatian Kuna due to changes in circumstances, the most significant being the completion of the acquisition of Baja and Oceanic. Kali Tuna's and Lubin's transactions and balances have been measured in Kuna, their functional currency, and their financial statements have been translated into USD, which is our reporting currency. Baja's and Marpesca's financial statements are maintained in Mexican Pesos, and have been remeasured into USD, their functional currency. We record the foreign currency translation adjustments in accumulated other comprehensive income. We include the resulting gain or loss in foreign currency transactions and remeasurements in earnings.

We conduct most of our operations in foreign currencies. Virtually all of our sales are to customers located in Japan and are settled in Japanese Yen. However, we typically seek to promptly convert Yen into other currencies to match our operational needs. While we pay a large portion of our expenses in USD, we pay a majority of our expenses in Kuna, Euros and Pesos.  The value of these currencies fluctuates relative to the USD.  As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations.

Foreign exchange losses in Croatia have primarily been caused by loans denominated in a currency other than Croatian Kuna that cost more to pay back due to the weakening of the Kuna relative to these other currencies.

Interest Expense, Net

During fiscal 2011 and the first six months of fiscal 2012, we experienced liquidity shortfalls that necessitated financing a portion of our operations with short-term, high-cost bridge loans from private lenders.  The interest costs, transactional costs and, for certain financings, costs related to the issuance of warrants, have significantly increased our cost of capital in fiscal 2011 and the first six months of fiscal 2012.  This high cost of interest continued until December 2011, when we repaid our higher-cost bridge loans with proceeds from the current year harvest. We anticipate that our future cost of capital on a per dollar basis will be lower than what we experienced for the first six months of fiscal 2012.

Income Tax Provision

Our effective tax rate has varied and may continue varying year-to-year based on various factors, including our overall profitability, the geographical mix of income before taxes, and the related tax rates in the jurisdictions where we operate and withholding taxes, as well as discrete events such as transferring money from a jurisdiction where earned to another.

Seasonality

Our business is highly seasonal, both with respect to revenue, expenses, cash flow and capital requirements. Kali Tuna catches Bluefin Tuna for farming in May and June and Baja catches Bluefin Tuna for farming generally from June through August.  Purchases of Bluefin Tuna can occur at any time. However, there are generally additional opportunities during the fishing seasons as fishermen may decide to sell us all or a portion of their live catch. Our tuna sales typically occur between October and February, when the sea temperature is lowest and Bluefin Tuna growth is slowest. Absent liquidity requirements, we generally do not generate sales during the rest of the year.  Accordingly, our fishing activities and a substantial portion of our farming operations require funds during periods where we are receiving no revenue from harvesting.

For the year ended June 30, 2010, 19% of our sales were in the second quarter, 80% of our sales were in the third quarter and 1% of our sales were in the fourth quarter. For the year ended June 30, 2011, 25% of our sales were in the second quarter, 74% of our sales were in the third quarter and 1% of our sales were in the fourth quarter.  For the 2011-2012 harvest season, we had significant sales in the first quarter as management decided to meet current liquidity needs by harvesting early some of our fish. We do not anticipate having any sales in the fourth quarter of fiscal 2012.  Our fiscal year, which starts on July 1 and ends on June 30, fits our farming operation because each fiscal year represents a full annual harvest cycle.

We rely on cash proceeds collected from the harvests along with bank borrowings and other capital resources between harvests.  Our operating plan retains biomass at the end of each harvest for further on-growing for up to three years and, accordingly, we need to continue feeding them and maintaining the farming operation year-round.  We also have year-round general and administrative costs and interest expense that must be funded.  See “— Liquidity and Capital Resources.”

Results of Operations

Our results of operations include Kali Tuna and Umami for all periods presented, and Baja and Oceanic from December 1, 2010.  We included results of Baja and Oceanic from July 20, 2010 through November 30, 2010 under the equity method.

Comparison of Three and Six Months Ended December 31, 2011 to December 31, 2010

The following table sets forth our unaudited interim consolidated statements of operations by amount and as a percentage of our total net revenue for the periods presented. We believe that these period over period comparisons are of little use to investors because of significant timing differences in net revenue and related costs between these two periods. For the same reasons, we do not believe these results are indicative of our operating results for the full 2012 fiscal year or any future interim period.

As discussed earlier, our Baja fiscal 2012 harvest season was completed in November 2011, and our Kali fiscal 2012 harvest season was completed on January 23, 2012. We expect to recognize all fiscal 2012 net revenue by the end of our fiscal quarter ending March 31, 2012.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(in thousands)
Revenue, net	$55,555	$14,374	$71,524	$14,374
Cost of goods sold	(27,816)	(11,156)	(37,420)	(11,156)
Total gross profit	27,739	3,218	34,104	3,218

Research and development expense	(71)	(60)	(106)	(123)

Selling cost	(734)	(496)	(1,044)	(496)
General and administrative expense	(2,922)	(1,753)	(6,073)	(3,061)
Total selling, general and administrative expense	(3,656)	(2,249)	(7,117)	(3,557)

Other operating income, net	116	282	183	299

Operating income (loss)	$24,128	$1,191	$27,064	$(163)

Net revenue

Net revenue increased $41.2 million, or 286.1%, from $14.4 million for the three months ended December 30, 2010, to $55.6 million for the same period in 2011. Net revenue increased $57.1 million, or 396.5%, from $14.4 million for the six months ended December 31, 2010, to $71.5 million for the same period in 2011. Our net revenue increases in the three and six months ended December 31, 2011 compared to the same periods in 2010 were due to several factors. There was a mis-match in the timing of our harvest in fiscal 2012 compared to fiscal 2011. Because of issues in fiscal 2011 related to obtaining working freezers, our fiscal 2011 sales were weighted toward our fiscal third quarter. Our net revenues for the three and six months ended December 31, 2011 also reflect revenue contribution from our Baja operations for the entire period. In the three and six months ended December 31, 2010, our Baja operations only provided one month of revenue contribution because we completed the acquisition on November 30, 2010. Additionally, we decided to sell a larger percentage of our total biomass in fiscal 2012 compared to fiscal 2011. Finally, average revenue per kilogram in the three and six months ended December 31, 2011 increased relative to the same period in 2010.

During the quarter ended December 31, 2011, we determined that net revenue for the three months ended September 30, 2011 had been improperly presented due to a misclassification of $1.5 million of costs of goods sold, thereby understating both revenue and costs of goods sold for the three months ended September 30, 2011 by $1.5 million. We have corrected this misclassification between revenue and costs of goods sold for the six months ended December 31, 2011 by $1.5 million. This reclassification had no impact on overall gross profit, operating income, net loss or earnings per share for the three months ended September 30, 2011 or the six months ended December 31, 2011. See “Note 2 — Reclassifications” to our financial statements included elsewhere in this report.

Average revenue per kilogram of tuna sold was $25.16 and $25.08 for the three and six months ended December 31, 2011, respectively, compared to $21.88 for both the three and six months ended December 31, 2010, respectively. The increase in average revenue per kilogram in the three and six months ended December 31, 2011 compared to the same periods in 2010 was primarily due to an increase in the average sales price per tuna in the 2011-2012 harvest season compared to the 2010-2011 harvest season (an approximate increase of 18% year over year), as well as an approximate 5% increase resulting from weakening of the Japanese Yen against the USD, partially offset by increased sales of Baja fish in the 2011-2012 harvest season which tend to be smaller in size than Kali tuna as Bluefin Tuna sell for incrementally more per kilogram as they increase in size.

Cost of goods sold

Cost of goods sold increased $16.6 million, or 148.2%, from $11.2 million for the three months ended December 30, 2010, to $27.8 million for the same period in 2011. Cost of goods sold increased $26.2 million, or 233.9%, from $11.2 million for the six months ended December 31, 2010, to $37.4 million for the same period in 2011. The increase in cost of goods sold in the three and six months ended December 31, 2011 compared to the same periods in 2010 was due to several factors. There was a mis-match in the timing of our harvest in fiscal 2012 compared to fiscal 2011. Because of issues in fiscal 2011 related to obtaining working freezers, our fiscal 2011 sales and related cost of goods sold were weighted toward our fiscal third quarter. The three and six months ended December 31, 2011 also reflect cost contributions from our Baja operations for the entire period. In the three and six months ended December 31, 2010, our Baja operations only provided one month of cost contribution because we completed the acquisition on November 30, 2010. Additionally, we decided to sell a larger percentage of our total biomass in fiscal 2012 compared to fiscal 2011, which resulted in a larger amount of cost recognized in the fiscal 2012.

Also included in the cost of goods sold for the three and six months ended December 31, 2011 is a fair value adjustment of $0.9 and $2.2 million, respectively, representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. As of December 31, 2011, $0.7 million of the fair value adjustment remains on our balance sheet to be amortized. During the quarter ended December 31, 2011, we determined that net revenue for the three months ended September 30, 2011 had been improperly presented due to a misclassification of $1.5 million of costs of goods sold, thereby understating both revenue and costs of goods sold for the three months ended September 30, 2011 by $1.5 million. We have corrected this misclassification between revenue and costs of goods sold for the six months ended December 31, 2011 by $1.5 million. This reclassification had no impact on overall gross profit, operating income, net loss or earnings per share for the three months ended September 30, 2011 or the six months ended December 31, 2011. See “Note 2 — Reclassifications” to our financial statements included elsewhere in this report.

Gross profit and gross margin

Gross profit increased $24.5 million, or 765.6%, from $3.2 million for the three months ended December 30, 2010, to $27.7 million for the same period in 2011. Gross margin increased from 22.2% for the three months ended December 30, 2010 to 49.8% for the same period in 2011.

Gross profit increased $30.9 million, or 965.6%, from $3.2 million for the six months ended December 31, 2010, to $34.1 million for the same period in 2011. Gross margin increased from 22.2% for the six months ended December 31, 2010 to 47.7% for the same period in 2011.

Research and development expenses

Research and development expenses were $0.1 million for the three and six months ended December 31, 2011 and 2010.

Selling expenses

As a percentage of net revenue, selling expenses decreased from 3.5% for the three months ended December 30, 2010, to 1.3% for the same period in 2011. In absolute dollars, selling expenses increased $0.2 million, or 40.0%, from $0.5 million for the three months ended December 30, 2010, to $0.7 million for the same period in 2011.

As a percentage of net revenue, selling expenses decreased from 3.5% for the six months ended December 31, 2010, to 1.4% for the same period in 2011. In absolute dollars, selling expenses increased $0.5 million, or 100.0%, from $0.5 million for the six months ended December 31, 2010, to $1.0 million for the same period in 2011.

The decrease in selling expenses in the three and six months ended December 31, 2011 compared to the same periods in 2010 was due to a change in the terms of our sales agency contract with Atlantis. Under the sales agency contract with Atlantis that was terminated in June 2011, Atlantis Japan received 2% on all sales of our tuna, including related party sales. Under the Atlantis sales agency agreement entered into in October 2011, Atlantis Japan received 2% on all non-related party sales up to 4.0 billion Japanese Yen (approximately $52.0 million) and 1.0% on all non-related party sales above that amount.

General and administrative expenses

General and administrative expenses increased $1.1 million, or 61.1%, from $1.8 million for the three months ended December 30, 2010, to $2.9 million for the same period in 2011. General and administrative expenses increased $3.0 million, or 96.8%, from $3.1 million for the six months ended December 31, 2010, to $6.1 million for the same period in 2011. The increase in general and administrative expenses in the three and six months ended December 31, 2011 compared to the same periods in 2010 was due to additional costs for salaries, consultants, legal and audit fees, and travel expenses incurred at the Baja operation that were not part of the business in the prior year, as well as the increased size of our operations and staff compared with fiscal 2011 as Umami and Kali have more than doubled in size compared to the same periods in the previous year.

Gain/Loss from foreign currency transactions and remeasurements

Loss from foreign currency transactions and remeasurements decreased $0.5 million, from a loss of $0.7 million for the three months ended December 30, 2010 to a loss of $0.2 million for the same period in 2011. In the three months ended December 31, 2011, the Mexican Peso fell by 3% against the USD resulting in a $0.3 million gain on foreign currency remeasurement, which was partially offset by a $0.1 million loss on foreign currency translation adjustments related to dollar and Yen denominated debt as the Kuna fell by 5% against both the USD and the Japanese Yen. In the three months ended December 30, 2010, the Kuna fell by 4% against the USD and 6% against the Japanese Yen, contributing to a loss in foreign currency translation adjustments of $0.5 million, primarily related to dollar and Yen denominated debt and payments received by Umami in Yen. In addition, the Mexican Peso rose by 1% against the USD, contributing to a foreign currency remeasurement loss of $0.2 million.

The effect from foreign currency transactions and remeasurements increased from a $0.2 million loss for the six months ended December 31, 2010 to a gain of $0.4 million for the same period in 2011. In the six months ended December 31, 2011, the Mexican Peso fell 16% against the USD which resulted a $1.0 million gain on foreign currency remeasurement, which was partially offset by a $0.6 million loss on foreign currency translation adjustments related to dollar and Yen denominated debt as the Kuna fell by 12% against the USD and 16% against the Japanese Yen. The loss in the six months ended December 31, 2010 was primarily due to a rise of 4% in the Mexican Peso against the USD which resulted in a $0.2 million loss on foreign currency remeasurement.

Bargain purchase on business combination

During the three and six months ended December 31, 2010, we recorded a preliminary gain on bargain purchase on business combination of $1.8 million related to our Baja and Oceanic acquisitions. The value of assets acquired and liabilities assumed were finalized in the year ended June 30, 2011, with the exception of the value of the farming concessions, which were finalized in the quarter ended September 30, 2011. However, there was no change in the value of Baja's farming concessions from June 30, 2011 to September 30, 2011. The transaction resulted in a gain as we acquired a larger biomass of Bluefin Tuna than we had originally projected. See note 7 to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

Interest expense, net

Interest expense, net, decreased $0.5 million, from $2.1 million for the three months ended December 30, 2010, to $1.6 million for the same period in 2011. The decrease in the three months ended December 31, 2011 was due to a decrease in the amount of amortization of equity participation costs related to private investors and placement agents as the short-term bridge loans to which these costs relate were either paid off by by December 31, 2011 or will mature in the near future. In addition, interest on related party loans decreased due to a decrease in the related party loan balances from December 31, 2010 to December 31, 2011.

Interest expense, net, increased $2.3 million, from $2.6 million for the six months ended December 31, 2010, to $4.9 million for the same period in 2011. The primary reasons for the increase was utilizing the credit facilities from Atlantis and Aurora plus certain third party debt to finance most of the Baja acquisition and operations since its acquisition. Additionally, we financed shortfalls in receipt of cash related to past due accounts receivable from customers and unexpected delays in collections of sales due to governmental clearance of imports of our fish with short-term bridge financing. We also financed a portion of our fishing cost in Baja utilizing short-term bridge loans. We repaid several of our high-interest rate bridge loans by December 31, 2011.

Interest expense, net, included $1.3 million in write-offs of original issue discount, offering costs and warrant costs related to the early repayment of a $3.1 million note that we paid in full in the quarter ended September 30, 2011, versus on its original due date of March 31, 2012.

A summary of our interest expense for the three and six months ended December 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Interest paid to banks	$385	$340	$832	$604
Interest related to Atlantis and Aurora	296	586	588	806
Interest paid to private investors (including amortization of original issue discounts)	455	398	1,606	398
Amortization of transactional costs of loans	344	337	970	337
Amortization of equity participation costs related to private investors and placement agents	156	480	888	480
Less interest income	(16)	—	(16)	—
Total interest expense, net	$1,620	$2,141	$4,868	$2,625

Income Tax Expense

Income tax expense increased from $0.4 million for the three months ended December 30, 2010, to $5.6 million for the same period in 2011. Income tax provision increased from $0.4 million for the six months ended December 31, 2010, to $6.5 million for the same period in 2011. The increase in the tax provision for the three and six months ended December 31, 2011 is primarily due to the significant increase in revenues and operating income for the three and six months ended December 31, 2011 compared to the three and six months ended December 31, 2010. In addition, primarily due to earnings repatriated from Baja, Umami switched from a nontaxable entity to a taxable entity, by becoming subject to Alternative Minimum Tax (AMT), during the three months ended December 31, 2011.

Liquidity and Capital Resources

At December 31, 2011, we had working capital of $40.9 million compared to $16.2 million at June 30, 2011.  At December 31, 2011, we had cash and cash equivalents of $13.3 million, compared to $1.1 million at June 30, 2011 and $0.4 million at December 31, 2010.

Cash Flows

The following table summarizes our cash flows for the six months ended December 31, 2011 and 2010 (in thousands):

	Six Months Ended December 31,
	2011	2010
Total cash provided by (used in):
Operating activities	$5,215	$(10,282)
Investing activities	(2,995)	(21,404)
Financing activities	7,910	31,863
Effects of exchange rate changes on cash balances	2,113	31
Increase in cash and cash equivalents	$12,243	$208

Operating activities. Net cash provided by operating activities was $5.2 million for the six months ended December 31, 2011, compared to ($10.3) million used in operating activities for the six months ended December 31, 2010. The increase in cash provided by operating activities is largely due to an increase in net income, adjusted for certain non-cash items such as inventories, amortization of debt discounts/warrants, accounts receivable and income taxes payable.

For the six months ended December 31, 2011, our net income was $15.9 million, which included a $0.5 million loss resulting from increases in foreign exchange rates on foreign-denominated debt; a $0.2 million loss resulting from an increase in the fair value of our derivative stock warrant liability due primarily to an increase in the estimated fair value of our share price at December 31, 2011; depreciation and amortization expense of $0.8 million; $0.1 million of stock compensation expense; and $3.1 million in amortization of deferred financing costs, debt discounts and warrants included in interest expense, including $1.3 million in write-offs of original issue discount, offering costs and warrant costs related to the early repayment of a $3.1 million note that was paid in full in the three months ended September 30, 2011 versus on its original due date of March 31, 2012. In addition, interest expense increased from $2.6 million for the six months ended December 31, 2010 to $4.9 million for the six months ended December 31, 2011 primarily due to our utilization of short-term bridge financing and the credit facilities from Atlantis and Aurora to finance most of the Baja acquisition and operations since its acquisition. We repaid our highest-cost bridge loans by the end of December 2011. We also used $15.4 million to fund net working capital requirements, consisting of primarily of a $20.7 million increase in trade and related party account receivables; a $7.5 million decrease in trade and related party accounts payables due to harvest-related payables being paid in the period; a $3.2 million increase in prepaid expenses related to the fiscal 2012 fishing season; partially offset by a $11.3 million decrease in inventory and a $5.3 million increase in income taxes payable resulting from increased sales compared to the same period in 2010.

Net use of cash from operating activities for the six months ended December 31, 2010 of $10.3 million reflected a $0.8 million net loss, which primarily included depreciation and amortization expense of $0.7 million and a $0.3 million in amortization of deferred financing costs, debt discounts and warrants included in interest expense. These charges were partially offset by $0.6 million in net income from the Baja operations which at the time were an equity investee, a gain of $0.2 million resulting from a decrease in the fair value of our derivative stock warrant liability primarily due to a decrease in the remaining terms of the warrants. It also included a net working capital decrease of $9.4 million, primarily due to a $7.6 million increase in trade and related party accounts receivables; a $5.7 increase in inventory due to increased funding for the growth of our biomass; partially offset by a $2.5 million increase in accounts payable and accrued liabilities and a $1.1 million decrease in prepaid expenses.

Investing activities. Cash used in investing activities for the six months ended December 31, 2011 was $3.0 million compared to $21.4 million for the six months ended December 31, 2010. During the six months ended December 31, 2011, we spent $3.0 million on purchases of property and equipment. During the six months ended December 31, 2010, we invested $19.1 million in the purchase and operations of Baja and Oceanic, we invested $1.6 million in the purchase of the BTH joint venture assets, and we spent $0.7 million on the purchases of property and equipment.

Financing activities. Cash provided by financing activities for the six months ended December 31, 2011 totaled $7.9 million, compared to $31.9 million for the six months ended December 31, 2010. During the six months ended December 31, 2011, we borrowed $31.9 million from banks, third parties and related parties to fund our operations and capital requirements. This was offset by $23.5 million in principal and interest payments to lenders and $0.5 million in debt offering costs paid. During the six months ended December 31, 2010, we borrowed $28.2 million from banks, third parties and related parties, and made $1.8 million in principal and interest payments to lenders and $0.8 million in debt offering costs paid. In addition, we received $4.6 million in net proceeds from the issuance of common stock and warrants, and $1.6 million in funds were released from escrow accounts.

Credit Agreements and Borrowings

As noted above, due to the seasonality of our business, we have been reliant on short-term bridge loans as a source of cash to fund our operations and cover temporary cash needs during the non-harvesting season (April to September). Our borrowings were comprised as follows as of December 31, 2011 and June 30, 2011 (borrowings in thousands):

	Facility	Interest Rate	Effective rate at December 31, 2011	December 31, 2011	June 30, 2011
Non-related party borrowings:
Erste&Steiermaerkische bank d.d.	HRK 29,240	5% floating *	5.39%	$5,009	$5,708
Erste&Steiermaerkische bank d.d.	HRK 30,000	5% floating *	5.42%	5,139	5,856
Erste&Steiermaerkische bank d.d.	JPY 180,000	3M JPY LIBOR+6.5%	7.51%	2,321	2,219
Erste&Steiermaerkische bank d.d.	HRK 80,000	40% at HBOR 2.8% + 60% at 4.4%	4.06%	13,704	—
Erste&Steiermaerkische bank d.d.	EUR 550	3M EURIBOR+5%	6.74%	682	792
Volksbank d.d.	HRK 10,000	40% at HBOR 3.8% + 60% at 5.9%	5.55%	1,142	1,627
Privredna banka Zagreb d.d.	EUR 2,505	3M EURIBOR+4.75%	6.30%	3,231	3,593
Bancomer	MXN 50,000	TIEE + 4.5%	n/a	—	4,223
Amerra Capital Management, LLC	USD 8,500	11% + 1YR LIBOR	11.82%	6,152	—
UTA Capital LLC	USD 3,125	9%	n/a	—	3,387
Private investors	USD 5,624	Nil	n/a	—	2,000
Total obligations under capital leases				23	37
Less: Debt Discount				(243)	(1,007)
Total non-related party borrowings				$37,160	$28,435

Related party borrowings:
Atlantis Co., Ltd.	USD 15,000	1%/month	12.00%	$—	$4,274
Atlantis Co., Ltd.	USD 15,000	1%/month	12.00%	5,119	—
Aurora Investments ehf	USD 8,000	1%/month	12.00%	3,000	5,313
Total related party borrowings				$8,119	$9,587

Total borrowings				$45,279	$38,022

Made up of:
Short-term borrowings, non-related party				$20,404	$24,002
Short-term borrowing, related party				8,119	7,587
Long-term debt, non-related party				16,744	4,417
Long-term debt, related party				—	2,000
Long-term obligations under capital leases				12	16
Total borrowings				$45,279	$38,022

*At discretion of bank

Market value

The fair value of our saleable inventory is based upon the market price that an unrelated party would be willing to pay for the inventory, less estimated selling costs. In the Adriatic Sea, there is a ban on the sale of tuna less than 30 kg to the general market for consumption and, accordingly, we consider these fish to be nonsaleable. The fair value for these fish is estimated at the cost to bring that inventory to its present location and condition.

The market value of saleable live tuna stock inventories at December 31, 2011 and June 30, 2011 was estimated at $60.2 million and $72.0 million, respectively. The market value of live tuna stock is determined by multiplying the metric tons of the biomass by the market price estimated on those dates based on actual sales contracts.

Sources of liquidity

Our cash flow cycle is highly seasonal as it follows our operating cycle. During the harvest season, which generally begins in October and ends around February of each year, our cash inflows greatly exceed our cash outflows. Once the annual harvest is completed, we rely on the cash generated from the harvest plus working capital financing to finance our on-growing of biomass, costs to catch Bluefin Tuna and costs to pay ongoing general and administrative costs plus any interest or principal payments required to service our debt.

For the six months ended December 31, 2011, our most significant sources of liquidity were proceeds from the sale of Bluefin Tuna, cash from lines of credit with commercial banks and bridge loans. Significant uses of liquidity include funding of our operations, including fishing at Baja, repayment of amounts advanced by related parties and repayment of bank and other debt.

At December 31, 2011, we had $13.3 million in cash, and receivables totaling $22.1 million that we expect to collect during the coming quarter.

Of our total consolidated cash balance of $13.3 million at December 31, 2011, $9.6 million is held at our Croatian operation. Under the terms of Kali Tuna's debt agreements, any movement of funds to Umami would require pre-approval by those lenders. However, under our current investment strategy, we do not anticipate remittance of any Kali's undistributed earnings as we consider them to be indefinitely reinvested. See further discussion at Note 12.

We expect to utilize a portion of these resources to repay:

•	Managed funds - $6.2 million related to a financing completed September 2011 with AMERRA; and

•	Atlantis Group - $6.4 million related to amounts due under a credit facility and a note.

We also expect to repay approximately $12.5 million to a commercial bank in Croatia that we expect to re-borrow when needed to continue to farm our existing biomass in Croatia.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or US GAAP. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made.  Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We consider the policies discussed below to be critical to an understanding of our unaudited interim condensed consolidated financial statements because they involve the greatest reliance on management's judgment.

Inventories

Substantially all of our inventories consist of Bluefin Tuna, with a small amount consisting of feed stock. We state inventories at the lower of cost, based on the average cost method, or market.

We systematically monitor the size, growth and growth rate of our tuna to estimate total biomass at each balance sheet date. We track our tuna inventory by cage at each site, physically counting all tuna entering the farm and estimating their weight utilizing slow motion computer monitored underwater camera technology.  We also count the tuna using the same technology when we transfer tuna to another cage or divide a cage.  We divide cages when our biomass reaches the maximum level for a cage of that size.

We assess tuna growth and average size based upon the quantity of feed and the expected food conversion ratio at that time of year for that size of tuna and the water temperature, as well as observation by our staff and, in some cases utilization of high-tech cameras.  We measure actual fish mortality almost daily.  Each month, we estimate our production by calculating our estimated growth of the biomass and subtracting estimated mortality.

During harvesting, we individually weigh each Bluefin Tuna harvested.  We generally empty entire cages during the harvest.  After emptying a cage, we compare differences between our recorded and estimated biomass for that cage and the actual biomass removed.

Management reviews quarterly inventory balances to estimate if net realizable value is less than carrying value. Substantially all of our inventory consists of Bluefin Tuna, and a small amount consists of feed stock and other materials and supplies used in our operations. To determine the net realizable value of its inventories, we calculate the cost of our biomass on a weighted average basis, which includes all costs to catch, acquire, transport to the farm and on-grow the fish. We will record a provision for loss to reduce the computed weighted average cost if management determines it exceeds the net realizable value. We have not had any losses related to net realizable value, and do not anticipate any for the foreseeable future.

We charge abnormal mortalities, such as storm losses, against income in the period the loss occurs. Storm losses are more common in our Mexican operation than in our Croatian operation.  In the Adriatic Sea off the coast of Croatia, the storms are less frequent and not as strong compared with the Pacific Ocean off Baja California.  In addition, there are no natural predators in the Adriatic Sea.  We had storm losses in the three months ended December 31, 2011 and the three months ended December 30, 2010 of $0.2 million and $1.6 million, respectively.  The decrease in storm losses in the three months ended December 31, 2011 compared to the three months ended December 30, 2010 was due to less fewer and severe storms and an overall lower amount of biomass in Baja in the current quarter compared to the prior period.

During the fishing season, we catch and transport Bluefin Tuna to our farms.  We do not include this tuna in our live stock inventory until it has been transferred into our farming cages and has been counted and the biomass assessed.  We accumulate costs associated with our fishing activities in a separate inventory account, "Fishing Season in Progress," and transfer these costs to live stock inventory once we assess the Bluefin Tuna at the lower of cost or the net realizable value.  We write off any costs that are not recoverable in the period in which the tuna were recorded.

Consolidation and Operating Structure

Our consolidated financial statements include Umami and the Kali Tuna operations for all periods presented.  From July 20, 2010 (the date of the acquisition of the initial 33% of Baja and Oceanic) through November 30, 2010 (the date of completion of the acquisition of the remaining shares of Baja and Oceanic), the financial statements include our equity interest in the results of the operations of Baja and Oceanic.  From December 1, 2010, our financial statements include Baja and Oceanic fully consolidated. All significant intercompany balances and transactions have been eliminated in consolidation.

Under ASC 810, a variable interest entity (VIE) is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

Based upon the criteria set forth in ASC 810, we have determined that we are the primary beneficiary in two variable interest entities (VIEs), MB Lubin d.o.o. (Lubin) in Croatia and Marpesca S.A. de C.V. (Marpesca) in Mexico (of which Kali Tuna and Baja are the primary beneficiaries respectively), as we absorb significant economics of the entities, have the power to direct the activities that are considered most significant to the entities, and provide financing to the entities. In addition, the entities do not have the total equity investment at risk sufficient to permit them to finance their activities without our support. As such, the VIEs have been consolidated within our interim condensed consolidated financial statements.

Prior to October 31, 2010, Kali Tuna operated a joint venture, owned 50% by Kali Tuna and 50% by Bluefin Tuna Hellas A.E., an unrelated third party (the BTH Joint Venture). Under the terms of the joint venture, Bluefin tuna was acquired, farmed and sold at Kali Tuna's site. Initially, the joint venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. In January 2008, all activities of the joint venture were assumed by Kali Tuna. In October 2010, the joint venture was terminated, at which time the joint venture's remaining assets, consisting primarily of Bluefin Tuna biomass located at Kali Tuna's farming sites were purchased by Kali Tuna at the fair market value of $1.6 million. We do not expect to enter into these types of arrangements in the future.

Revenue Recognition

We recognize revenue from tuna sales when our tuna inventory is shipped, title has passed to the customer and collectability is reasonably assured.

Allowance for Doubtful Accounts

We record the substantial majority of our revenue by March 31 of each fiscal year. Our sales are typically large in size and small in number.  As a result, our accounts receivable balance at June 30, its fiscal year end, is typically low.  We review all invoices and will make a provision for the value of any amounts that in the view of the management are at risk.  During the two years ended June 30, 2011 and the six months ended December 31, 2011, we did not identify any doubtful accounts. As of the date of this quarterly report, we have collected all amounts related to fiscal 2011 and earlier sales.

The total allowance for doubtful accounts less than $0.1 million on June 30, 2011 and was nil on December 31, 2011.

Provision for Income Taxes

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are accumulated and communicated to management to allow timely decisions regarding required disclosure.

(a) Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2011. Our Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2011.

Based on this evaluation, these officers concluded that, as of December 31, 2011, these disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective as a result of unremediated material weaknesses in internal control over financial reporting as described below. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff. The material weakness are as follows:

1.	limited number of personnel with US GAAP and complex technical accounting expertise which in turn prevented the financial statement close process from operating effectively;

2.
insufficient policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and guidelines of the Securities and Exchange Commission; and

3.	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO. Management is currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above. However, in September 2011 we hired a Manager of Financial Reporting with substantial public accounting and internal operational accounting experience and we plan to take additional steps to enhance and improve the design of our internal control over financial reporting.

(b) Changes in Internal Control

Except for hiring a Manager of Financial Reporting as described above, there were no changes in our internal control over financial reporting that occurred in the six months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The other control weakness noted in our previous annual report and interim period SEC filings have not been remediated.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be named in claims arising in the ordinary course of business. Currently, except as described below, no legal proceedings or claims are pending against the Company or its subsidiaries that could reasonably be expected to have a material adverse effect on its business and financial condition.

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

On January 30, 2012, the Croatian government terminated the Financial Police as a separate department of the Ministry of Finance. All of the cases assigned to the Financial Police, including Kali Tuna's case, have been assigned to the Tax Office of the Croatian Ministry of Finance.

Management expects, based upon the facts and circumstances of the relevant transactions, that Kali Tuna will ultimately prevail and that it will not incur any material liability. Accordingly, the consolidated financial statements include herein do not reflect any adjustments related to this contingency.

Croatian Customs Authorities

In February 2011, Croatian Customs Authorities (CA) declared Kali Tuna, together with another Croatian tuna farming entity (the “seller”), jointly liable for a tax debt totaling about $0.9 million related to the purchase of live tuna and some bait that the seller sold to Kali Tuna. The tax debt consists of customs duties, value added tax and default interest which the CA allowed the seller not to pay based on the expected export of the live tuna. Since the seller instead sold the tuna locally to Kali, the duties, taxes and interest became payable immediately. Due to its insolvency and bankruptcy, the seller was only able to pay $0.1 million of the debt. Although Kali Tuna filed a complaint contesting the CA decree, it paid the $0.8 million in April 2011 in order to avoid possible enforcement. Management expects, based upon the facts and circumstances, that Kali Tuna’s appeal should ultimately prevail and the CA decree will be annulled and that any funds paid will be reimbursed.

Mexican Tax Case

In 2007 Baja was audited for the tax year 2002 by the Taxing Authority. Based on the audit, the Taxing Authority alleged that Baja owed additional taxes of approximately $1.5 million for items not deemed deductible and items regarded as income rather than as shareholder investments, plus interest and penalties of approximately $0.1 million. Baja appealed the ruling and the decision was reversed by the First Northwestern Regional Court of the Federal Court of the Fiscal and Administrative Justice on procedural grounds. Subsequently, the Taxing Authority appealed the reversal. Baja filed for a joinder review for the purpose of upholding the reversal with the Second Collegiate of the Fifteenth Circuit Court, located in Mexicali, Baja California. On November 11, 2011, the Second Collegiate of the Fifteenth Circuit Court ruled that the Taxing Authority's appeal was unfounded and without merit and upheld the reversal in favor of Baja. This ruling is final and all liens and guarantees have been removed by the Taxing Authority.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.29	Business Cooperation Agreement, dated July 1, 2009, between Kali Tuna d.o.o. and MB Lubin Ribarstvo d.o.o. (English translation)
10.30	Small Pelagic Fish Supply Contract, dated July 1, 2009, between Kali Tuna d.o.o. and MB Lubin Ribarstvo d.o.o. (English translation)
10.31	Maritime/Fishery Services Contract, dated July 1, 2009, between Kali Tuna d.o.o. and MB Lubin Ribarstvo d.o.o. (English translation)
10.32	Live Tuna Supply Contract, dated July 1, 2009, between Kali Tuna d.o.o. and MB Lubin Ribarstvo d.o.o. (English translation)
31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certifications of the Chief Financial Officer pursuant to Rule 13a-14(a)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Umami Sustainable Seafood Inc.

Date:	February 10, 2012	/s/ Oli Valur Steindorsson
President and
Chief Executive Officer

/s/ Tim Fitzpatrick
Chief Financial Officer