Form 10-Q
period 2012-03-31
Umami Sustainable Seafood Inc.
filed 2012-05-15
CIK 1368765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website if any Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated file ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☑

The number of shares outstanding of issuer's common stock, $0.001 par value as of May 11, 2012 is 59,512,066.

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Interim Condensed Consolidated Financial Statements

UMAMI SUSTAINABLE SEAFOOD INC.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$17,635	$1,096
Accounts receivable, trade, net	28	1,347
Accounts receivable, related party	16,446	1,970
Inventories	33,828	55,026
Refundable value added tax	2,792	2,007
Other current assets	4,396	672
Total current assets	75,125	62,118

Property and equipment, net	17,605	16,745
Farming concessions	11,449	11,541
Goodwill	265	292
Deferred income taxes	410	445
Deferred financing costs	—	368
Prepaid tuna quota and other assets	1,988	209
Total assets	$106,842	$91,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$18,809	$24,002
Notes payable, related parties	—	7,587
Accounts payable, trade	2,309	8,916
Accounts payable, related parties	—	556
Accrued liabilities	1,530	2,750
Income taxes payable	7,471	1,387
Deferred income taxes	734	750
Total current liabilities	30,853	45,948

Long-term debt	15,825	4,417
Notes payable, related parties	—	2,000
Derivative stock warrants	5,021	2,286
Obligations under capital leases	10	16
Deferred income taxes	2,214	2,214
Other long-term liabilities	—	803
Total liabilities	53,923	57,684
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock $0.001 par value, 100,000 shares authorized
59,512 shares issued and outstanding at March 31, 2012 and June 30, 2011	60	60
Additional paid-in capital	24,719	23,566
Retained earnings	28,057	8,549
Accumulated other comprehensive income	3,648	4,636
Total Umami Sustainable Seafood Inc. stockholders’ equity	56,484	36,811
Noncontrolling interests:
Lubin	(3,328)	(2,705)
Marpesca	(259)	(99)
KTT	22	27
Total noncontrolling interests	(3,565)	(2,777)
Total equity	52,919	34,034
Total liabilities and stockholders’ equity	$106,842	$91,718

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenue	$25,590	$42,338	$97,114	$56,712
Cost of goods sold	(12,524)	(32,383)	(49,944)	(43,539)
Gross profit	13,066	9,955	47,170	13,173

Selling, general and administrative expenses	(3,723)	(3,485)	(10,840)	(7,042)
Research and development expenses	(44)	(121)	(150)	(244)
Other operating income (expense), net	(26)	30	157	329
Total operating expenses	(3,793)	(3,576)	(10,833)	(6,957)
Operating income	9,273	6,379	36,337	6,216

Loss from foreign currency transactions and remeasurements	(1,943)	(500)	(1,586)	(734)
Gain (loss) on derivative stock warrants	(2,258)	(140)	(2,462)	79
Gain from investment in unconsolidated affiliates	—	—	—	601
Bargain purchase on business combinations	—	930	—	2,781
Interest expense, net	(1,110)	(2,264)	(5,978)	(4,889)
Income before provision for income taxes	3,962	4,405	26,311	4,054
Income tax provision	1,405	1,675	7,857	2,104
Net income	2,557	2,730	18,454	1,950
Add net (income) losses attributable to the non-controlling interests:
Lubin	184	(10)	891	562
Marpesca	103	87	160	131
KTT	1	1	3	74
Net income attributable to Umami Sustainable Seafood Inc. stockholders	$2,845	$2,808	$19,508	$2,717

Basic net income per share attributable to Umami Sustainable Seafood Inc. stockholders	$0.05	$0.05	$0.33	$0.05
Weighted-average shares outstanding, basic	59,512	59,412	59,512	52,541
Diluted net income per share attributable to Umami Sustainable Seafood Inc. stockholders	$0.05	$0.05	$0.31	$0.05
Weighted-average shares outstanding, diluted	62,979	59,942	63,507	52,691

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income	$2,557	$2,730	$18,454	$1,950
Unrealized foreign currency translation gain (loss)	1,323	1,047	(988)	1,645
Comprehensive income	3,880	3,777	17,466	3,595
Comprehensive income (loss) attributable to non-controlling interests	(106)	78	266	767
Total comprehensive income attributable to Umami shareholders	$3,774	$3,855	$17,732	$4,362

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Umami Sustainable Seafood Inc. Stockholders' Equity	Non-Controlling Interests			Total Equity
	Shares	Amount					Lubin	Marpesca	KTT
Equity June 30, 2011	59,512	$60	$23,566	$8,549	$4,636	$36,811	$(2,705)	$(99)	$27	$34,034
Issuance of warrants			50			50				50
Stock-based compensation expense			300			300				300
Placement agent settlement			803			803				803
Comprehensive income (loss):
Net income (loss)				19,508		19,508	(891)	(160)	(3)	18,454
Translation adjustments					(988)	(988)	268	—	(2)	(722)
Total comprehensive income (loss)						18,520	(623)	(160)	(5)	17,732
Equity March 31, 2012	59,512	$60	$24,719	$28,057	$3,648	$56,484	$(3,328)	$(259)	$22	$52,919

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Operating activities
Net income	$18,454	$1,950
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	1,176	1,259
Gain on bargain purchase business combination	—	(2,781)
Stock-based compensation	300	120
Deferred income tax	—	(134)
Loss (gain) on stock warrants	2,462	(79)
Income from investment in unconsolidated affiliates	—	(601)
Amortization of deferred finance costs, debt discount and warrants included in interest expense	3,419	1,641
Foreign currency charges on foreign-denominated debt	331	—
Changes in assets and liabilities:
Accounts receivable, trade	1,216	(624)
Accounts receivable, related parties	(20,244)	(12,253)
Inventories	18,275	18,098
Refundable value added tax	(938)	(9)
Prepaid expenses and other assets	(5,567)	(1,010)
Accounts payable, trade and accrued liabilities	(6,680)	3,210
Income taxes payable	6,232	1,561
Accounts payable to related parties	(477)	796
Net cash provided by operating activities	17,959	11,144

Investing activities
Purchase of Baja and Oceanic	—	(19,109)
Purchase of BTH joint venture assets	—	(1,629)
Purchases of property and equipment	(3,680)	(565)
Proceeds from sale of property and equipment	25	—
Net cash used in investing activities	(3,655)	(21,303)

Financing activities
Bank financing	19,150	21,609
Bank repayments	(12,468)	(19,934)
Borrowings from unrelated parties	11,908	14,750
Repayments of borrowings from unrelated parties	(12,506)	(8,750)
Borrowings from related parties	1,315	4,099
Repayments of borrowings from related parties	(6,027)	(5,442)
Capital leases	(5)	—
Offering costs paid	(452)	(1,046)
Proceeds on the issuance of common stock and warrants	—	4,641
Funds released from escrow	—	1,635
Net cash provided by financing activities	915	11,562
Subtotal	15,219	1,403
Effect of exchange rate changes on the balances of cash held in foreign currencies	1,320	2,951
Cash and cash equivalents at beginning of year	1,096	215
Cash and cash equivalents at end of period	$17,635	$4,569

Supplemental cash flow information
Cash paid during the year for:
Interest	$2,196	$2,061
Income taxes	2,453	562
Non-cash activities
Reclassification of derivative warrant liability	$—	$1,290
Advances from shareholders for acquisition of Baja and Oceanic	—	8,000
Payment by BTH to Atlantis Group to offset against stockholder loan	—	334
Issuance of common stock in connection with acquisition of Baja and Oceanic	—	12,050
Settlement of related party accounts	6,262	8,884

The accompanying notes are an integral part of these Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of business

Umami Sustainable Seafood Inc. (including its subsidiaries unless the context indicates otherwise, "Umami" or "the Company") fishes and farms for Northern and Pacific Bluefin Tuna. The Company has three direct subsidiaries, Bluefin Acquisition Group Inc. ("Bluefin"), Baja Aqua Farms, S.A. de C.V. ("Baja"), and Oceanic Enterprises, Inc. ("Oceanic"), and three indirect subsidiaries, Kali Tuna d.o.o. ("Kali Tuna"), Thynnus d.o.o. ("Thynnus") and Bepina Komerc d.o.o. ("Bepina"). In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf ("Atlantis"), the Company's majority stockholder.

The Company's core business activity is farming and selling Bluefin Tuna. The Company generates all of its revenue from the sale of Bluefin Tuna primarily into the Japanese sushi and sashimi market, and its sales are highly seasonal. The Company's farming operations increase the total weight of its Bluefin Tuna, which it refers to as biomass, by catching or, less frequently, purchasing Bluefin Tuna and then transporting them to its farms for optimizing the growth cycle by maintaining its Bluefin Tuna biomass inventory in farm pens over extended cycles.

The Company is a June 30-based fiscal year Company and due to the optimal seasonality for harvesting Bluefin Tuna in winter, it generates little or no revenue in its first fiscal quarter (the three months ending September 30) or its fourth fiscal quarter (the three months ending June 30). In Croatia, the Company's harvest months are typically from November through February, while in Mexico, harvest months are typically from October through December.

The Company owns and operates Kali Tuna d.o.o., or Kali Tuna, which is a Northern Bluefin Tuna farming operation located in the Adriatic Sea off the coast of Croatia. The Company also owns and operates Baja Aqua Farms, S.A. de C.V., or Baja, which is a Pacific Bluefin Tuna farming operation located in the Pacific Ocean off Baja California, Mexico.

Prior to June 30, 2010, the Company was a shell company known as Lions Gate Lighting Corp., or Lions Gate. On June 30, 2010, Lions Gate and Atlantis Group hf, or Atlantis, the Company's majority shareholder, completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin Tuna Acquisition Group, or Bluefin, in consideration for the issuance to Atlantis of 30.0 million shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna, a wholly-owned subsidiary of Bluefin and an indirect subsidiary of Atlantis, became an indirect wholly-owned subsidiary of the Company. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes.

In August 2010, the Company changed its name to Umami Sustainable Seafood Inc. On July 20, 2010, the Company acquired 33% of Baja Aqua Farms, S.A. de C.V., or Baja, and on November 30, 2010, it acquired virtually all of the remaining shares of Baja and all of the shares of its related party Oceanic Enterprises, Inc, or Oceanic. The Company currently owns 99.98% of Baja.

2.	Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Umami and its wholly owned subsidiaries and its controlling variable interest entities have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on November 14, 2011.

The interim condensed consolidated financial statements at March 31, 2012 and for the three and nine months ended March 31, 2012 are unaudited. In the opinion of management, all adjustments and disclosures considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods have been included. These adjustments are of a normal recurring nature. However, the reported results for the interim period ended March 31, 2012 are not indicative of the results that may be expected for the fiscal year ending June 30, 2012. The June 30, 2011 year-end balance sheet data was derived from the audited financial statements and notes thereto for the fiscal year ended June 30, 2011, included in our

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Annual Report on Form 10-K filed with the SEC on November 14, 2011.

The Company's functional and reporting currency is the United States dollar (the "USD"). Kali Tuna's and Lubin's (see below) transactions and balances have been measured in Croatian Kuna (the "HRK"), their functional currency, and their financial statements have been translated into USD. Baja's and Marpesca's (see below) financial statements are maintained in Mexican Pesos (the "MXN"), and have been remeasured into USD, their functional currency. The foreign currency translation adjustments, which relate solely to Kali Tuna, are recorded in accumulated other comprehensive income, and are not adjusted for income taxes as they relate to an indefinite investment in a non-U.S. subsidiary. The resulting gain or loss related to Kali Tuna transaction adjustments and Baja remeasurements is included in the statements of operations in gain/loss from foreign currency transactions and remeasurements. All amounts appearing in tables are stated in thousands of USD, unless indicated otherwise.

Transactions in foreign currencies are initially recorded at the exchange rates prevailing on the dates of the transactions. Non-monetary assets of Baja are translated at the historical exchange rate prevailing on the date of the transaction. All assets and liabilities of Kali Tuna and monetary assets and liabilities of Baja are translated or remeasured at the spot rates at each balance sheet date. Revenues are translated or remeasured at the exchange effect in effect on the date of each sale, as the Company has small number of individual sales transactions. Expenses are translated or remeasured at weighted average exchange rates in effect during the period. The results of transaction and remeasurement gains and losses are reflected in the statements of operations in gain (loss) from foreign currency transactions and remeasurements. Equity is translated at historical rates, and the resulting translation adjustments for Kali Tuna are reflected in accumulated other comprehensive income.

Reclassification

Certain other items in the prior periods have been reclassified to conform with the March 31, 2012 presentation, with no effects on previously reported equity or net income (loss) attributable to Umami stockholders.

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

Variable Interest Entities

Under ASC 810, a variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

Based upon the criteria set forth in ASC 810, the Company has determined that it is the primary beneficiary in two VIEs, MB Lubin d.o.o. ("Lubin") in Croatia and Marpesca S.A. de C.V. ("Marpesca") in Mexico (of which Kali Tuna and Baja are the primary beneficiaries respectively), as the Company absorbs significant economics of the entities, has the power to direct the activities that are considered most significant to the entities, and provides financing to the entities. In addition, the entities do not have the total equity investment at risk sufficient to permit them to finance their activities without the Company's support. As such, the VIEs have been consolidated within the Company’s interim condensed consolidated financial statements.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to October 31, 2010, Kali Tuna operated a joint venture, owned 50% by Kali Tuna and 50% by Bluefin Tuna Hellas A.E. ("BTH"), an unrelated third party (the "BTH Joint Venture"). Under the terms of the BTH Joint Venture, Bluefin Tuna was acquired, farmed and sold at the Company's Croatian site. Initially, the BTH Joint Venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. ("KTT"). In January 2008, all activities of the BTH Joint Venture were assumed by Kali Tuna. In October 2010, the BTH Joint Venture was terminated, at which time the BTH Joint Venture's remaining assets, consisting primarily of Bluefin Tuna biomass located at the Company's Croatian farming sites were purchased by Kali Tuna at the fair market value of $1.6 million. The Company does not expect to enter into these types of arrangements in the future.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This standard is effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated condensed financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of the ASU 2011-05. The Company has presented condensed consolidated statements of comprehensive income for the three and nine months ended March 31, 2012 and 2011 as a separate statement immediately following the condensed consolidated statements of income for the three and nine months ended March 31, 2012 and 2011.

Newly Issued Accounting Standards

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU No. 2011-08 is intended to simplify goodwill impairment testing. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value before performing the two-step goodwill impairment test that exists currently. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company plans to adopt this revised guidance during the annual goodwill impairment test in the year ended June 30, 2012, and does not expect that the adoption will have a material effect on its consolidated financial statements.

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding plus the weighted average number of common shares that would be issued upon exercise of outstanding options and warrants. The Company has excluded warrants to purchase 0.3 million shares of the Company's common stock and 1.1 million stock options from the diluted shares because they were anti-dilutive.

The following table presents the calculation of earnings (loss) per share (in thousands, except per share data):

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Numerator: Net income (loss) attributable to Umami stockholders	$2,845	$2,808	$19,508	$2,717
Denominator: Weighted average shares outstanding (basic)	59,512	59,412	59,512	52,541
Effect of dilutive securities
Stock options and warrants	3,467	530	3,995	150
Denominator: Weighted average shares outstanding (diluted)	62,979	59,942	63,507	52,691
Net income (loss) per share (basic)	$0.05	$0.05	$0.33	$0.05
Net income (loss) per share (diluted)	$0.05	$0.05	$0.31	$0.05

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, tuna inventory is delivered, the significant risks and rewards of ownership have been transferred to the buyer, the arrangement fee is fixed and determinable and collectability is reasonably assured. The delivery occurs either at one of the Company's sites in Croatia or Mexico when loaded into a freezer vessel or container or at the auction house in Japan. The Company is responsible for the costs of shipping and handling up to the point of sale. These costs are included in the cost of goods sold. The Company does not incur any post sale obligations.

Value Added Tax (VAT or IVA)

Revenue is presented net of value added taxes collected. In Croatia (VAT) and Mexico (IVA, Impuesto al Valor Agregado, or VAT in Mexico), is not charged on exports, and in Mexico, Bluefin Tuna is classified as a food which is IVA exempt. In both countries, the Company can claim back VAT or IVA paid on its business purchases. At March 31, 2012, the VAT rate for Croatia was 25% and the IVA rate for Mexico was 15%. The amount receivable from the Mexican and Croatian Tax authorities is recorded in the Company's balance sheet as "Refundable value added tax."

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

Selling and General Administration Expenses

Selling and general administrative expenses consist of commissions payable arising from the Company's sales agreement with Atlantis, compensation, benefits, and other employee-related costs for executive management, finance, human resources and other administrative personnel, third-party professional fees, allocated facilities costs, and other corporate and operating expenses.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors that market participants would use in valuing the asset or liability. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Unadjusted quoted prices for identical assets or liabilities in active markets that an entity has the ability to access as of the measurement date, or observable inputs.

Level 2 - Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Significant unobservable inputs that reflect an entity's own assumptions that market participants would use in pricing an asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When that occurs, assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for derivative stock warrants within the fair value hierarchy.

Financial Assets and Liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of March 31, 2012, the Company had certain liabilities that are required to be measured at fair value on a recurring basis. These included the Company's derivative stock warrants. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities all approximate their fair value due to their short-term nature. In addition, the Company believes the fair value of their short- and long-term borrowings approximate their carrying values based on change in control provisions of their debt agreements.

The Company's derivative stock warrants do not trade in an active securities market, and as such, the Company estimates the fair value of those warrants using a binomial pricing model.  Some of the significant inputs are observable in active markets, such as the fair value of the Company's share price, volatility and risk free rate.  Because some of the inputs to the Company's valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy. Please see Note 10 for a discussion regarding the determination of fair value for these liabilities. The unrealized gains or losses on derivative stock liabilities are recorded as a change in fair value of derivative stock warrants in the Company's Statements of Operations.

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated condensed balance sheet as of March 31, 2012. The Company does not hold any financial instruments for trading purposes.

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Carrying Value as of	Fair Value Measurements at a Reporting Date Using:
	March 31, 2012	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Derivative stock warrants	$5,021	$—	$—	$5,021	$5,021

	Carrying Value as of	Fair Value Measurements at a Reporting Date Using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Derivative stock warrants	$2,286	$—	$—	$2,286	$2,286

There were no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended March 31, 2012.

The following table presents the qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at March 31, 2012:

	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average
Derivative stock warrants	$5,021	Binomial pricing model	Expected volatility	22% - 62% (41%)
			Exercise price for settlement warrants	$0.01 - $1.65 (0.94)

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

Inventories

Inventories consist primarily of live tuna stock that the Company farms until the tuna reaches desirable market size. Management systematically monitors the size, growth and growth rate of the tuna to estimate the quantity in kilograms at each balance sheet date. Live stock inventories are stated at the lower of cost, based on the average cost method, or market. Inventories of fish feed are stated at the lower of cost, based on the average cost method, or market.

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

Costs associated with the fishing activities are accumulated in a separate inventory account and are transferred to live stock inventory when the biomass has been assessed at lower of cost or the net realizable value. Fishing costs include costs associated with the initial catching or purchasing of the Company's tuna and costs associated with towing these fish to its farming operations, as well as farming costs, tuna shipping and handling costs and insurance costs related to its Bluefin Tuna inventories. The Company's farming costs include feed costs, which are the largest component of growing costs, as well as other costs of farming such as employee compensation, benefits, and other employee-related costs for its farming personnel and direct costs incurred in the farming operation.

Trade Accounts Receivable

Trade accounts receivable represents the balance owed to the Company by its customers (both related and non-related parties) in connection with sales transactions. An allowance for uncollectible accounts is determined by management based on a review of its accounts, with consideration of historical losses, industry circumstances and general economic conditions. Accounts are charged against the allowance when all attempts to collect have failed.

The total allowance for doubtful accounts was less than $0.1 million on June 30, 2011 and was nil on March 31, 2012.

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

policies of the investee and when the Company holds 20% or more of the voting stock of the investee, but no more than 50%. Baja and Oceanic were accounted for using the equity method from July 20, 2010 (date of acquisition of 33% ownership) to November 30, 2010 (date of purchase of remaining shares, described in Note 7). Subsequent to November 30, 2010, Baja and Oceanic have been consolidated.

Accounting for Employee Stock Options

Stock-based compensation cost is estimated at the grant date based on the fair value of the award and the cost is recognized as expense ratably over the requisite service period. Determining the fair value model to use requires judgment. Determining the assumptions that enter into the model is highly subjective and also requires judgment. The significant assumptions include projections regarding stock price volatility, expected term of the awards, interest rates and dividend yields. The Company uses a Black-Scholes model for estimating the fair value of its stock options. Since the Company has limited prior trading history, expected volatility is estimated based on the historical volatility of similar companies in the same industry as the Company. The expected term of awards granted is estimated based on the simplified method as documented in Staff Accounting Bulletin ("SAB") 107 and SAB 110 for companies that do not have sufficient data to provide for a reasonable basis for the expected term. The forfeiture rate was estimated to be zero as options have only been granted to six individuals who are members of the Company's management and Board of Directors and because of their position with the Company are not anticipated to leave prior to the option maturities, and because the Company has no history of forfeitures. The risk-free interest rate is estimated based upon rates for U.S. Treasury securities with maturities equal to the expected term of the options. The Company does not presently expect to pay dividends.

Derivative Stock Warrants

Prior to November 30, 2010, the Company's reporting currency was the USD and its functional currency was the HRK, as virtually all operations were in Croatia. Capital raising efforts are conducted primarily in USD and the Company has issued and will continue to issue warrants to purchase common shares at prices denominated in USD.

Through November 30, 2010, because the exercise prices of the warrants were not denominated in the Company's functional currency, its warrants were required to be considered derivatives and recorded at their estimated fair value as liabilities. As of each reporting date, the estimated fair value of the warrants that remained outstanding was re-assessed and the recorded liabilities were adjusted. If the warrants increased in fair value, the increase was shown as an expense in the Statements of Operations, and if the warrants decreased in fair value a gain was recorded for such decrease. This accounting was used through November 30, 2010 (the date of the Baja acquisition). Effective December 1, 2010, the Company's functional currency became the USD and it reclassified the $1.3 million liability for warrants to purchase 5.2 million of its common stock to stockholders' equity. Warrants to purchase approximately 4.1 million shares of the Company's common stock are currently accounted for as liabilities as of March 31, 2012 due to specific features within the warrant agreements. See Note 10 for further details.

3.	Significant concentrations

Revenue concentration for sales of tuna to the Company's major customers (including related parties) for the nine months ended March 31, 2012 and 2011 were as follows (as a percentage of total net revenue):

	Nine Months Ended March 31,
	2012	2011

Atlantis Group and Subsidiaries	30.3%	72.0%
Global Seafoods Co., LTD	7.1	9.3
Sirius Ocean Inc.	19.6	7.0
Daito Gyorui Co., Ltd	15.3	—
Kyokuyo Co., LTD	12.4	—
Mitsubishi Corporation	14.9	10.8

In the nine months ended March 31, 2012, 99.2% of the Company's net revenue was generated by sales to Japanese customers, compared to 98.6% in the nine months ended March 31, 2011. In the nine months ended March 31, 2012, the sources of the Company's net revenues were 48% from Croatia and 52% from Mexico, compared to 51% from Croatia and 49% from Mexico in the nine months ended March 31, 2011. At March 31, 2012, approximately 64% of the Company's long-term assets were located

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

in Mexico, 35% were located in Croatia and 1% were located in the United States.

4.	Inventories

Inventories were comprised as follows as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
Live stock inventories:
under 30 kg.	$14,773	$24,364
30-60 kg.	9,936	10,156
61-90 kg.	3,896	12,647
91+ kg.	1,532	1,268
	30,137	48,435
Inventory in transit (fishing season in progress)	—	4,611
Fish feed and supplies	3,691	1,980
Total inventories	$33,828	$55,026

Inventories are stated at the lower of cost, based on the average cost method, or market. Cost is calculated on a weighted average basis and includes all costs to acquire and to bring the inventories to their present location and condition. The inventories purchased as part of the Baja acquisition were recorded at fair value which was estimated based upon the estimated market prices that a market participant would be willing to pay for the inventory, less costs to be incurred up to the estimated harvest date and an acceptable profit margin on the cost to be incurred and the selling efforts. International regulations prohibit the sale for consumption of Atlantic Northern Bluefin Tuna (which is farmed in Croatia) under 30 kg. The Company evaluates the net realizable value of its inventories on a quarterly basis and would record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

Inventory in transit from the fishing grounds to the farm is not included in the Company's biomass totals until it has been properly measured and counted upon arrival at the farm.

5.	Other current assets

Other current assets were comprised as follows as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
Prepaid fishing expenses	$2,904	$111
Other receivables	350	180
Prepaid other expenses	524	315
Prepaid insurance	618	66
	$4,396	$672

6.	Property and equipment

Property and equipment were as follows as of March 31, 2012 and June 30, 2011:

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2012	June 30, 2011
Cost:
Land	$451	$497
Buildings	2,656	2,876
Vessels	16,526	14,387
Machinery and equipment	10,675	11,704
Fixtures and office equipment	381	313
Construction in progress	442	266
	31,131	30,043
Less accumulated depreciation:
Buildings	1,189	1,205
Vessels	5,977	5,569
Machinery and equipment	6,176	6,369
Fixtures and office equipment	184	155
	13,526	13,298
Property and equipment, net	$17,605	$16,745

Property and equipment is depreciated over the estimated useful lives of the related assets, using the straight line method. The useful life will depend upon the asset and its use estimated as follows:

Asset	Estimated Useful Lives
Vessels	10 - 20 years
Farm equipment	2 - 6 years
Machinery	4 - 10 years
Fixtures and office equipment	2 - 10 years

7.	Acquisitions

On July 20, 2010, the Company entered into a stock purchase agreement with Corposa, S.A. de C.V. ("Corposa") and Holshyrna Ehf ("Holshyrna"), Oceanic Enterprises, Inc. ("Oceanic"), and certain other parties, providing for the sale from Corposa and Holshyrna of 33% of the equity in Baja and Oceanic. The agreement provided for acquisition of 33% interest in Baja and Oceanic by the Company for $8.0 million, which included $4.9 million that had been advanced to Baja previously.

As part of the stock purchase agreement, the Company also acquired the option, exercisable by September 15, 2010, to purchase all remaining Baja and Oceanic shares in consideration for the issuance of a) 10,000,000 restricted shares of its common stock and b) payment in cash of $10.0 million. On September 15, 2010, the Company exercised the option and on September 27, 2010, the parties entered into amendments to each of the agreements requiring certain capital distributions plus an additional $2.0 million related to the amendments to be made to the selling parties on or before November 30, 2010. On November 30, 2010, the Company consummated the acquisition of Baja and Oceanic. However, instead of making the $10.0 million cash payment described above, the Company paid $7.8 million in cash and issued zero interest promissory notes in the aggregate principal amount of $2.2 million on November 30, 2010. The notes, which were unsecured, were due and paid on December 10, 2010. As a result, on November 30, 2010, Baja became the Company's 99.98% owned subsidiary and Oceanic became the Company's 100% owned subsidiary.

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Croatian Operation

In June 2011, the Company completed an acquisition from Drvenik Tuna d.o.o. (which included Bepina Komerc d.o.o., an inactive Croatian entity) of a farming concession, along with live Bluefin Tuna, cages and supplies in Croatia. The Company paid a total of $5.0 million for the assets. The Company is in the process of allocating the purchase price to the assets acquired. Based on its preliminary estimates, the Company allocated $2.9 million to biomass inventory, $1.3 million to farming concessions, $0.8 million to property and equipment and $0.3 million to goodwill during the year ended June 30, 2011. The assets acquired were valued at the Company's preliminary estimate of fair value. The acquisition will enable the Company to expand its operations in Croatia by approximately 1,500 metric tons.

8.	Borrowings

The Company's borrowings were comprised as follows as of March 31, 2012 and June 30, 2011 (monetary units in thousands):

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Borrowing Party	Facility	Interest Rate	Effective rate at March 31, 2012	March 31, 2012	June 30, 2011
Non-related party borrowings:
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	4.4% floating *	5.74%	$5,178	$5,708
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	4.4% floating *	5.65%	5,313	5,856
Erste&Steiermaerkische bank d.d.	Kali Tuna	JPY 180,000	3M JPY LIBOR+6.5%	n/a	—	2,219
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 80,000	40% at HBOR 2.8% + 60% at 4.4%	6.11%	14,168	—
Erste&Steiermaerkische bank d.d.	Kali Tuna	EUR 550	3M EURIBOR+5%	6.38%	675	792
Volksbank d.d.	Kali Tuna	HRK 10,000	40% at HBOR 3.8% + 60% at 5.9%	n/a	—	1,627
Privredna banka Zagreb d.d.	Kali Tuna	EUR 2,505	3M EURIBOR+4.75%	6.29%	2,543	3,593
Bancomer	Baja Aqua Farms	MXN 50,000	TIEE + 4.5%	n/a	—	4,223
Bancomer	Baja Aqua Farms	MXN 46,878	TIEE + 5.0%	9.78%	784	—
Amerra Capital Management, LLC	Umami	USD 8,500	11% + 1YR LIBOR	11.82%	5,965	—
UTA Capital LLC	Umami	USD 3,125	9%	n/a	—	3,387
Private investors	Umami	USD 5,624	Nil	n/a	—	2,000
Total obligations under capital leases					18	37
Less: Debt Discount					—	(1,007)
Total non-related party borrowings					$34,644	$28,435

Related party borrowings:
Atlantis Co., Ltd.	Umami	USD 15,000	1%/month	n/a	$—	$4,274
Atlantis Co., Ltd.	Umami	USD 15,000	1%/month	n/a	—	—
Aurora Investments ehf	Umami	USD 8,000	1%/month	n/a	—	5,313
Total related party borrowings					$—	$9,587

Total borrowings					$34,644	$38,022

Made up of:
Short-term borrowings, non-related party					$18,809	$24,002
Short-term borrowing, related party					—	7,587
Long-term debt, non-related party					15,825	4,417
Long-term debt, related party					—	2,000
Long-term obligations under capital leases					10	16
Total borrowings					$34,644	$38,022

*At discretion of bank

Material Credit Agreements - Croatian Operations
The Company's Croatian operations are funded with local bank debt that is secured by most of the Bluefin Tuna inventory, fixed assets and concessions of its Croatian operations. Most of the loans require pre-approval for any funds to be distributed outside of the Croatian operations. At March 31, 2012, Kali Tuna had $27.9 million in bank debt, of which $12.1 million was current and $15.8 million was long-term. At March 31, 2012, the Company had $17.1 million of cash on hand available for use by its Croatian operations. The following is a description of the material indebtedness owed by the Company's Croatian operations:

Erste & Steiermaerkische Bank Loans
On October 30, 2007, Kali Tuna entered into a framework credit agreement with Erste & Steiermaerkische bank d.d. ("Erste & Steiermaerkische"), which was renewed on January 21, 2008. The framework agreements provided for a secured credit facility consisting of three revolving credit lines: (i) a credit line of HRK 29.2 million, granted under the short term revolving credit agreement dated November 12, 2007, payable successively or at once on February 15, 2012, with a variable interest rate of 5.0%; (ii) a credit line of HRK 30.0 million, granted under the short term revolving credit agreement dated June 6, 2008, payable

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

successively or at once on March 15, 2012, with a variable interest rate of 5.0%; and (iii) a credit line of JPY 180.0 million, payable successively or at once on March 1, 2012, with a variable interest rate of 3-month LIBOR + 6.5%. The funds were to be used for preparation of goods for export and other export purposes. The first two of the mentioned agreements were executed as part of the program of the Croatian Bank for Reconstruction and Development for advancement of export, which included a subsidized interest rate, and were each renewed for one additional year. The JPY 180.0 million credit line was repaid in full in March 2012 and has not been renewed. On March 15, 2012, the HRK 29.4 million and HRK 30.0 million credit lines were extended to February 15, 2013 and March 15, 2013, respectively, and, in connection therewith, the interest rates were reduced from 5.0% to 4.4%.

On April 15, 2011, Lubin entered into a credit agreement with Erste & Steiermaerkische. The agreement provides for a secured credit facility of EUR 0.6 million with interest payable monthly at a variable rate of three-month EURIBOR plus 5.0%. The loan matures on January 31, 2018. Funds advanced were used for operational purposes at the Company's Croatian operations. The loan/facility is secured by certain fixed assets of the Company's Croatian operations. Kali Tuna is jointly liable for all of Lubin's obligations under the facility.

On June 8, 2011, Kali Tuna entered into an additional syndicated credit agreement with Erste & Steiermaerkische and the Croatian Bank for Reconstruction and Development ("HBOR"). The agreement provides for a secured credit facility consisting of a credit line of HRK 80.0 million, which was fully drawn at December 31, 2012, with 40.0% of the credit line (funds of HBOR) accruing interest at a variable rate of 2.8% and the remaining 60.0% at a variable rate equal to the rate accruing on Croatian National Bank bills with maturity of 91 days, plus 3.0%. The facility matures on December 31, 2014 and is repayable in one installment. The interest is payable quarterly. Funds advanced are to be used for working capital needs for the operation of the farming sites of Kali Tuna in Croatia or for the purchase of tuna, and require that matching funds (at least 45%) be provided by the Company. As of March 31, 2012, Kali Tuna has drawn all funds available under the line. The line is secured by live Bluefin Tuna owned by Kali Tuna in Croatia, as well as other security instruments, including guaranties issued by Lubin, Atlantis and Umami.

Under the Erste & Steiermaerkische's agreements, Kali Tuna agreed that, without obtaining Erste & Steiermaerkische's consent, it would not pledge or otherwise encumber its assets, dispose of its assets (except in the ordinary course of business), undertake actions affecting the company status (including mergers or subdivisions), repay indebtedness owed to its shareholders, guarantee the obligations of others or incur additional indebtedness. Events of defaults, which results in an acceleration of all amounts due under the facility, include the failure to pay any obligation when due, Kali Tuna's insolvency, a material adverse change in Kali Tuna's business, use of funds for purposes other than those for which the loan was granted, the invalidity (or non-substitution) of any of the security instruments, a breach of the obligation to conduct at least 75% of the payment operations through Erste & Steiermaerkische, and a change of ownership of Kali Tuna that is not acceptable to Erste & Steiermaerkische.

Other Bank Loans
Kali Tuna also has a loan from Privredna banka Zagreb d.d. for EUR 2.5 million that matures on March 31, 2014 and is payable in three annual installments which began March 31, 2012. The first annual installment was paid early in January 2012. Interest is payable monthly based on the three-month EURIBOR rate plus 4.75%. Funds advanced were granted for the purchase of certain assets and for working capital purposes. The loan is secured by certain of the Company's fish inventory in Croatia as well as certain other security instruments, including the pledge over two motor boats owned by the seller of the assets. The parties established that the value of the pledged fish inventory amounted to HRK 29.7 million on March 31, 2011, and Kali Tuna undertook to maintain a certain value of inventory until the full repayment of the loan. Under the agreement, Kali Tuna undertook various other obligations, including not to assume further debts or to encumber its assets in a manner that could affect its ability to repay the loan, to inform the bank of all material changes (including changes of the company status) or changes affecting its business or ability to repay the loan and to conduct its monetary operations through the bank on a pro rata basis in relation to other creditors. In case of default, the bank may terminate the agreement with immediate effect and make due the total amount of the loan. Events of default include a delay in repaying any of its obligations under the agreement (or any other agreement it may enter into with the bank), a material adverse changes that may reasonably affect the ability of Kali Tuna to fulfill its obligations under the agreement and a change of the company name or address of which the bank is not informed within three days. In addition, Kali Tuna undertook not to perform any activities that could endanger the environment or any activities in breach of the applicable regulations relating to environmental protection for the duration of the agreement.

Kali Tuna had an additional credit line that was paid in full in January 2012. The credit line was with Volksbank d.d. for HRK 10.0 million that was to mature on December 31, 2013 and was payable in quarterly installments of $0.2 million, which began March 31, 2011. The terms of the loan called for a variable interest rate based on 40.0% of the funds at a rate of 3.8%, with the remaining 60.0% at a rate of 5.9%. The loan was secured by certain of the Company's Croatian fish inventory and certain other security instruments, including a guaranty by Lubin.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Material Credit Agreements - Mexican Operations
On July 5, 2010, Baja entered into a revolver facility dated (as amended on June 23, 2011) with BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer ("Bancomer") for MXN 50.0 million that accrued interest payable at an annual rate equal to the Mexican 28-days period Tasa de Interés Interbancaria de Equilibrio ("TIIE") + 4.0% and was secured by certain Baja inventory. Marpesca and Oli Steindorsson, the Company's Chairman, President and Chief Executive Officer, were joint obligors under the credit facility. This facility matured on September 30, 2011, was extended to November 4, 2011 and was paid in full in October 2011.

On February 22, 2012, Baja entered into a revolver facility with Bancomer for MXN 46.9 million that accrues interest payable at an annual rate of the 28-days period TIIE and is unsecured. This facility matures on February 22, 2013. At March 31, 2012, Baja had borrowed MXN 10.0 million and the remainder is available to fund its operations in Mexico. Under this facility Baja is not subject to restrictive covenants other than customary affirmative covenants such as the periodic delivery of financial statements and compliance with applicable Mexican environmental laws and regulations. This facility matures on February 22, 2013. This facility does not restrict the ability of Baja to pay dividends. Baja drew down an additional MXN 10.0 million on April 3, 2012.

Private Investor Loans - Baja and Umami
On August 26, 2011, Umami, together with Baja, entered into a credit agreement with AMERRA Agri Fund, L.P., AMERRA Agri Opportunity Fund, L.P., JP Morgan Chase Retirement Plan (the "Lending Parties") and AMERRA Capital Management, LLC (as administrative agent). The agreement was amended in February 2012 and again in April 2012 (the agreement, as amended, is referred to as the "AMERRA Agreement").

The AMERRA Agreement provides for a secured credit facility consisting of loans in an aggregate principal amount of up to $15.0 million, with a variable interest rate of one-year LIBOR plus 9.0% for a portion of the loans and LIBOR plus 11.75% for a portion of the loans. At March 31, 2012, a total of $6.0 million remained outstanding and on April 16, 2012, Umami received additional proceeds of $3.9 million for a $4.0 million note. No additional funds are currently available under the line. Additional funds can be available based on growth of the biomass or completion of the fishing operation in Baja.

Funds advanced are to be used solely to refinance certain of the Company's indebtedness, to finance the working capital needs of Baja and to pay expenses incurred in connection with the credit facility. The loans were funded in three tranches. The first tranche of $5.2 million was received on September 7, 2011 in the amount of $5.1 million, of which $3.1 million was used to repay a secured note with a maturity date of March 31, 2012, plus accrued interest and to pay placement agent costs totaling $0.1 million, with the remainder being used as general working capital for growth and reinforcement of infrastructure at the Company's facility in Mexico. The second tranche of $1.1 million was received on September 15, 2011. In January 2012, the Company repaid $0.3 million of the initial funds. The third tranche was funded in April 2012, for $3.9 million. The notes are secured by (1) substantially all of the Umami's assets, including the shares it holds in Baja and Oceanic and (2) pledges of the common stock of Marpesca made by Baja. Moreover, each of Atlantis, Aurora, Oceanic and Mr. Steindorsson have guaranteed prompt and complete performance of Umami's obligations under the AMERRA Agreement and related contracts.

The Company also issued five-year warrants to the Lending Parties to purchase 500,000 shares of our common stock at an initial exercise price of $1.50. In connection with the AMERRA Agreement, the Company granted the Lending Parties demand and piggyback registration rights and agreed to indemnify them and AMERRA against certain expenses related to the transaction and controversies arising thereunder or in connection with their registration rights, should they occur. The warrants are subject to anti-dilution protection should their then-applicable exercise price be greater than the price or exercise price of certain subsequently issued common stock or securities (including additional warrants), among other circumstances.

The Company and its subsidiaries are subject to a number of restrictions under the AMERRA Agreement that affect its ability to incur indebtedness, transfer assets, issue dividends and make investments, among other activities. For instance, subject to certain exceptions, the Company and its subsidiaries: (1) may not incur or permit to exist any indebtedness, unless the indebtedness: (a) is pre-existing or is a like-amount renewal of pre-existing debt, (b) is used to finance the acquisition and maintenance of capital assets and does not exceed $500,000, (c) is related to trade letters of credit, (d) is certain subordinated debt, (e) is incurred to harvest or increase its biomass, (f) is assumed pursuant to a permitted acquisition, (g) is secured and does not exceed $5.0 million outstanding at any time, or (h) qualifies under another limited exemption; (2) may not create, incur or permit any lien on its existing or subsequently acquired property, or assign or sell any rights (including accounts receivable) in respect of any thereof; (3) may not, without prior approval from certain of the Lending Parties, undergo a fundamental corporate change or dispose of substantially all of its or any of its subsidiaries' assets or the stock in its subsidiaries; (4) may not engage in any business other than the type conducted when the Company entered into the agreement or a business reasonably related to that type; (5) may not hold or acquire any securities (including pursuant to a merger) of, make any loan to or guarantee for, or permit to exist an interest in any assets

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of, another person or entity, or acquire the assets of another person or entity constituting a business unit, except in the case of (a) short-term U.S. Treasuries, certain highly-rated commercial paper or money market funds, and certain other similar securities, (b) an investment in the capital stock of an existing subsidiary, (c) mergers or other combinations in which the Company or its subsidiary is the survivor and the acquired company operates in a complementary line of business, subject to the approval of AMERRA or (d) other investments or transactions otherwise permitted under the agreement; (6) may not make certain restricted payments, including, in the case of the Company but not its subsidiaries, cash or other non-stock dividends; (7) may not sell to, purchase from, or otherwise engage in any transactions with any affiliates not in the ordinary course and on arm's-length terms, unless the transaction only involves the Company and its subsidiaries or is otherwise permitted under the agreement; (8) may not enter or permit to exist any arrangement that restricts (a) the Company and its subsidiaries' ability to create liens against property or assets or (b) its subsidiaries' ability to pay dividends, repay loans to, or guarantee the indebtedness of, the Company or other of its subsidiaries, subject to certain exceptions. The Company is also subject to certain financial ratio requirements and both the Company and Baja must maintain minimum amounts of working capital.

The amounts due under the facility are due no later than December 15, 2012. However, in the event the Bluefin Tuna biomass at the farm has not increased, from growth or the fishing season, to meet certain agreed upon levels by certain dates up to $1.0 million would be due August 1, 2012, an additional $1.5 million would be due September 1, 2012 and an additional $1.5 million would be due October 1, 2012 with the remaining $6.0 million payable on December 15, 2012.

See Note 11 for borrowings from related parties.

Deferred financing costs of $0.5 million were incurred in the nine months ended March 31, 2012. Deferred financing costs of $0.1 million and $0.8 million were amortized in the three and nine months ended March 31, 2012, respectively.

9.	Variable interest entities

Under ASC 810, a VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

Based upon the criteria set forth in ASC 810, the Company has determined that it is the primary beneficiary in two VIEs, Lubin and Marpesca, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities. As such, the VIEs have been consolidated within the Company’s interim condensed consolidated financial statements.

MB Lubin d.o.o.
Under Croatian law, a foreign-owned company may engage in fishing in Croatian waters only if such right of the respective foreign-owned company derives from Croatia's obligations set forth in the International Treatise, such as by use of a VIE like Lubin. The Company's farming operation in Croatia needs access to Bluefin Tuna to stock the farm and various bait fish to feed the biomass at the farm. Lubin is a Croatian-based marine company that is owned by one of the members of the Company's Croatian management team. Lubin owns various boats and has the right to fish for Bluefin Tuna and various bait fish. In July 2009, the Company entered into 20-year agreements whereby Lubin is required to provide services exclusively to Kali Tuna related to fish farming, live Atlantic Bluefin Tuna catching and catching of bait fish. Kali Tuna may also purchase feed and Bluefin Tuna from other suppliers. Kali Tuna provides financing for Lubin and Lubin does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Kali Tuna. The Company has therefore determined that Lubin is a variable interest entity and that Kali Tuna is the primary beneficiary.

Pursuant to the Small Pelagic Fish Supply Contract, the Business Cooperation Agreement, the Live Tuna Supply Contract and the Maritime/Fishery Services Contract, each dated July 1, 2009 and entered into between Kali Tuna and Lubin, Lubin is required to deliver to Kali Tuna any Northern Bluefin Tuna, Pilchard, Mackerel, Horse Mackerel and Anchovy it catches and to provide other maritime/fishery services to Kali Tuna for a period of 20 years. The prices Kali Tuna pays under these contracts are to be set by separate agreement for the applicable fishing season or period of service, but must match market prices and payment terms. Pursuant to the Maritime/Fishery Services Contract, Kali Tuna may also agree to reimburse Lubin's costs related to crew, fuel, food, port fees and taxes. Additionally, Lubin has agreed to let Kali Tuna use its vessels for its operations as collateral for any of its credit liabilities and, in return, Kali Tuna has agreed to help Lubin refinance its debt liabilities by taking over certain of Lubin's outstanding debts. Kali Tuna has also agreed to directly finance Lubin, and to provide guarantees and other support in connection

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with third-party financing, for the short-term financing of Lubin's current assets and the long-term investment financing of supply and maintenance necessary for basic assets and equipment. During the 20-year term of these agreements, Lubin may not transfer any tangible property or right without Kali Tuna's consent.

Kali Tuna Trgovina d.o.o.
Prior to October 31, 2010, Kali Tuna operated the BTH Joint Venture. Under the terms of the BTH Joint Venture, Bluefin Tuna was acquired, farmed and sold at the Company's Croatian site. Initially the BTH Joint Venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. ("KTT"). In January 2008, all activities of the BTH Joint Venture were transferred to Kali Tuna through the BTH Joint Venture.

The Company has determined that Kali Tuna and its affiliates provided the majority of financial support to Lubin and KTT through various sources including the purchase and sale of inventory, rental income and unsecured loans. In addition, as of March 31, 2012, Kali Tuna was a guarantor for repayment of Lubin's note payable to Erste & Steiermaerkische bank d.d. in the amount of EUR 0.6 million ($0.7 million).

Financial support provided by Kali Tuna and its affiliates to Lubin as of March 31, 2012 and June 30, 2011 and during the three and nine months ended March 31, 2012 and 2011 is as follows:

	Lubin		Lubin
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Rental income and sale of inventory	$472	$496	$1,861	$1,425

	March 31, 2012	June 30, 2011
Unsecured loans	$8,417	$6,290

Selected information from the balance sheets of Lubin and KTT as of March 31, 2012 and June 30, 2011, and the results of operations for Lubin and KTT for the three and nine months ended March 31, 2012 and 2011 follow:

	Lubin		KTT
	March 31, 2012	June 30, 2011	March 31, 2012	June 30, 2011
Total assets	$5,911	$5,739	$44	$55
Total liabilities	9,423	8,683	—	—
Stockholders' equity (deficit)	$(3,512)	$(2,944)	$44	$55

	Lubin		Lubin
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenue	$472	$496	$1,861	$1,489
Net loss	(184)	10	(682)	(562)

	KTT		KTT
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenue	$—	$—	$—	$—
Net loss	(1)	(1)	(3)	(1)

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Marpesca S.A. de C.V.
Under Mexican law, a majority foreign-owned company cannot own the right to fish in Mexican waters. Baja's farming operation needs access to various bait fish to feed the biomass at the farm. Marpesca is a Mexican-based fishing company that is owned 49% by Baja and 51% by Baja's general manager, Victor Manuel Guadardo France. Mr Guardado is the Company's nominee for Mexican regulatory purposes, does not have decision-making authority and is not an executive officer or significant employee of Umami. Decision-making authority for Marpesca lies solely with Baja's management, including specifically Benito Sarmiento, Baja's chief executive officer. Marpesca leases a fishing boat from Baja and has the right to fish for various bait fish. Baja provides financing for Marpesca and Marpesca does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Baja. It also does not have the fixed assets that it requires to carry out these fishing activities without leasing them. Currently these are leased from Baja. The Company has therefore determined that Marpesca is a variable interest entity and that Baja is the primary beneficiary.

The Company has determined that Baja has provided the majority of the financial support to Marpesca through various sources including the purchase and sale of inventory. Selected balance sheet information related to these activities as of March 31, 2012 and June 30, 2011, and the results of its operations for the three and nine months ended March 31, 2012 and 2011 were as follows:

	Marpesca		Marpesca
	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenue	$60	$64	$1,115	$128
Net loss	(202)	(219)	(392)	(306)
Rental income and sale of inventory	$60	$—	$1,115	$—

	March 31, 2012	June 30, 2011
Total assets	$838	$923
Total liabilities	1,714	1,335
Stockholders' deficit	$(876)	$(412)

A portion of the operating loss for the non-controlling interest of Lubin and Marpesca is inventoried by Kali Tuna and Baja, respectively, to reflect the actual operating costs of Lubin’s and Marpesca’s bait operations.

10.	Stock options and warrants

Stock Options

The Company does not currently have a formal stock option plan. On June 30, 2010, stock options were granted to two employees to purchase a total of 1,100,000 shares of the Company's common stock at $1.00 per share. Of these options, 183,333 vested immediately, and an additional 183,333 shares vested on the first anniversary of the grants. An additional 366,667 shares will vest on each of the second and third anniversary dates of the grants. The options have a five year contractual term with 3.25 years remaining at March 31, 2012.

On December 6, 2011, stock options were granted to the Company's three independent directors to purchase a total of 300,000 shares of its common stock at $2.00 per share. Of these options, 100,000 vested immediately, and an additional 200,000 shares will vest on each of the second and third anniversary dates of the grants. The options have a five year contractual term with 4.75 years remaining at March 31, 2012.

On January 5, 2012, stock options were granted to one executive officer to purchase up to 875,000 shares of the Company’s

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

common stock with a three year contractual term at an exercise price of $1.60 per share, the last quoted price of the Company’s stock on January 4, 2012. Upon the closing of a single firm commitment underwritten public offering of shares of the Company’s common stock in which the gross proceeds to the Company are at least $40.0 million (a “Qualified Equity Offering”), 55% of the options will vest. The remaining 45% of the options will vest equally in six installments every six months, with the first installment vesting on July 5, 2012. In addition, in the event of a Qualified Equity Offering, the officer will receive an option to purchase a number of additional shares of the Company’s common stock such that immediately following the option grant, he will own, assuming full exercise of all option grants held by him, not less than 1.0% of the Company’s fully-diluted capital stock.

On January 31, 2012, stock options were granted to one of the Company's independent directors to purchase a total of 100,000 shares of its common stock at the thirty-day average closing price of the Company's common stock ending on the last trading day prior to the grant date ($1.82 per share). Of these options, options to purchase 33,333 shares of the Company's common stock vested immediately, and options to purchase an additional 33,333 shares will vest on each of the first and second anniversary dates of the grant. The options have a five year contractual term with 5.0 years remaining at March 31, 2012.

On March 1, 2012, stock options were granted to two of the Company's independent directors to purchase a total of 200,000 shares of its common stock at the thirty-day average closing price of the Company's common stock ending on the last trading day prior to the grant date ($2.29 per share). Of these options, options to purchase 66,667 shares of the Company's common stock vested immediately, and options to purchase an additional 66,667 shares will vest on each of the first and second anniversary dates of the grants. The options have a five year contractual term with 5.0 years remaining at March 31, 2012.

The fair value of each option awarded in the three months ended March 31, 2012 was estimated on the grant date using a Black-Scholes valuation model and the following assumptions:

	January 5, 2012 Grant	January 31, 2012 Grant	March 1, 2012 Grants
Exercise price	$1.60	$1.82	$2.29
Fair value of common stock	$1.95	$2.25	$2.35
Expected dividends	—	—	—
Expected volatility	32%	44%	43%
Risk-free interest rate	0.34%	0.3%	0.43%
Expected term (in years)	2.4	3.3	3.3

In the quarter ended December 31, 2011, the Company changed the method by which it determines the fair value of its common stock. In prior periods, the Company estimated the fair value of its common stock by reference to the estimated value of the common stock component of completed sales of units in the past year, along with estimates of the value of the Company based on forecasts and projections of income and cash flows using a discounted cash flow model, as trading volumes were low relative to the Company's size so the Company believed actual private transactions to be a better indicator of the fair value of its common stock. However, in the three months ended December 31, 2011, as there was a significant increase in the trading volume of the Company's common stock, and as the Company had not had any private transactions in the quarter by which to estimate value, the Company believed that the trading value of its common stock was a better indicator of the fair value of its common stock.

Stock option activity during the nine months ended March 31, 2012 and fiscal year ended June 30, 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding as of June 30, 2011	1,100,000	$1.00	4.0 years
Options granted	1,475,000	$1.79	3.8 years
Options exercised	—
Options forfeited	—
Outstanding as of March 31, 2012	2,575,000	$1.45	3.4 years
Exercisable as of March 31, 2012	566,666	$1.38	3.8 years
Vested as of March 31, 2012	566,666	$1.38	3.8 years
Non-vested as of March 31, 2012	2,008,334	$1.47	3.3 years

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The intrinsic value of stock options is calculated as the amount by which the fair value of the Company's common stock exceeds the exercise price of the option. At March 31, 2012, the fair value of the Company's common stock exceeded the exercise price for all of its option granted except the March 1, 2012 option grants. As such, the intrinsic value at March 31, 2012 of the Company's options outstanding and its options vested and expected to vest of $1.9 million and the intrinsic value of options exercisable of $0.5 million was calculated based on all but the March 1, 2012 option grants.

There was no tax benefit related to the stock based compensation because the Company has incurred losses in the U.S. and it is not probable that it would be able to use any tax benefit in the future. Stock-based compensation expense recognized as selling, general and administrative expenses in the Consolidated Statements of Operations was $0.3 million and $0.1 million for the nine months ended March 31, 2012 and March 31, 2011, respectively. As of March 31, 2012, total unrecognized stock compensation expense was $0.7 million, which is expected to be recognized over the remaining vesting period of 1.25 to 3.0 years.

Stock Warrants

As of March 31, 2012, the Company had issued warrants to purchase 11.1 million shares of the Company's common stock to various parties in conjunction with debt offerings and private placements, as compensation for services, and in settlement of a dispute. The Company's warrants are accounted for as equity or liabilities based on specific features within the warrant agreements. Stock warrants that embody obligations of the issuer must be classified as liabilities. Examples of an obligation include put options that if exercised would require an entity to repurchase its equity shares by physical settlement or issuing another instrument, or contracts that require net cash or net share settlement. All other stock warrants generally should be accounted for as equity instruments. As of March 31, 2012, warrants were outstanding as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance at June 30, 2011	10,264	$1.56	4.2 years
Issued as placement agent compensation	90	$2.70	5 years
Issued in connection with secured notes	759	$2.01	4.3 years
Balance at March 31, 2012	11,113	$1.60	3.5 years

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

As described in Note 11, on July 7, 2011, the Company entered into a credit facility with Atlantis. In connection with the credit line, on each funding date, the Company is to issue to Atlantis three-year warrants to purchase shares of its common stock at $3.00 per share at the rate of 50,000 warrants for each $1.0 million advanced to the Company. The maximum number of warrants issuable is 750,000. Through March 31, 2012, the Company issued warrants to purchase 0.3 million shares of its common stock to Atlantis. These warrants were recorded as equity in additional paid in capital with a fair value of $26,000.

Stock warrants issued to placement agents as compensation

As described in Note 8, on August 3, 2011, the Company entered into a note purchase agreement with a private party lender. In connection with the loan, the Company paid placement fees of $0.1 million and issued warrants to purchase 0.1 million shares of its common stock at a strike price of $2.70 per share. These warrants were recorded as equity in additional paid in capital with a fair value of $24,000.

Stock warrants issued in settlement of dispute

In July 2010, the Company entered into an agreement with a placement agent which, as amended at various times, was terminated as of December 31, 2010. Under the terms of the agreement, as a result of four financings that were completed during October

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2010 and November 2010, the Company agreed to compensate the placement agent and its assigns with a total of $0.9 million in cash and the issuance of warrants to purchase 0.6 million shares of the Company's common stock at a weighted average exercise cost of $1.43 per share (the "Original Placement Agent Warrants"). In December 2010, the placement agent advised the Company that it disagreed with the Company's calculations and that it sought additional cash compensation and additional warrants related to the four financings. Further, in March 2011, it advised the Company that a financing transaction completed in February 2011 should be covered by the agreement and requested compensation for that transaction also.

In October 2011, the Company entered into settlement agreements with the placement agent related to all past transactions and agreed to terms related to any future transactions that may be entered into between the Company and parties introduced to the Company by the placement agent. The settlement provided that the Company pay an additional $0.1 million in cash, cancel the Original Placement Agent Warrants and replace them with warrants to purchase 650,000 shares of the Company's common stock with issue dates reflective of the Original Placement Agent Warrants with certain agreed-to changes in exercise prices, resulting in a weighted average exercise price of $1.34 per common share. These warrants have been divided into two groups (each group with the same terms) - a group of warrants to purchase 0.25 million shares of the Company's common stock (Series A Warrants) and a group of warrants to purchase 0.4 million shares of the Company's common stock (Series B Warrants). All warrants have standard anti-dilution clauses, cashless exercise provisions and piggyback registration rights. Additionally, if any of the Series A Warrants or Series B Warrants are exercised prior to June 30, 2012, the exercise price will be reduced by an amount equal to 34% of the original exercise price for those exercised. Further, if any new financing is closed by parties for which the placement agent should be compensated, then the exercise price for the Series A Warrants and Series B Warrants shall be reduced by $0.12 for each $1.0 million of funding and if the Company defaults on any financial obligation or enters into a recapitalization or restructuring, then the exercise price for the Series A Warrants and Series B Warrants shall be reduced to $0.01.

On October 9, 2011, per the settlement agreement, as compensation for services rendered and in settlement of a dispute related thereto, the Company issued to certain placement agents and their respective affiliates as replacement for the warrants to purchase 618,933 shares of the Company's common stock and issued warrants to purchase an additional 31,067 shares of the Company's common stock. The warrants are exercisable at exercise prices ranging from $1.00 to $1.65 per share with a weighted average price of $1.34 per share. The exercise price of the warrants may be reduced in certain circumstances. The settlement agreement was valued effective June 30, 2011 as the agreement related to transactions entered into during the year ended June 30, 2011 and the major terms of the final agreement were agreed to in June 2011. The 0.65 million warrants reissued in connection with the settlement were recorded as a stock warrant liability in the fiscal year ended June 30, 2011.

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

Also as part of the settlement, Aurora Investments ehf ("Aurora"), a shareholder of the Company, agreed to purchase any Series B Warrants held by the placement agent not exercised by April 15, 2012 pursuant to a put agreement at $3.00 per warrant. The Company estimated that the put option will be exercised by the placement agent and its assigns and, accordingly, the Company valued Aurora's contribution to the settlement at June 30, 2011 at $0.9 million, representing the difference between the estimated cash expected to be paid by Aurora ($1.2 million) and the estimated value of the warrants to be acquired by Aurora under the put option. The Company previously recorded $0.7 million as a long-term liability at June 30, 2011 and reclassified it to additional paid-in capital in the quarter ended December 31, 2011. In April 2012, the placement agent sought to exercise its put right to Aurora. As of May 15, 2012, Aurora had not settled the put.

Derivative Stock Warrant Liability

The Company accounts for its derivative stock warrants in accordance with the applicable FASB guidance as discussed in Note 2.  Under this guidance, derivative stock warrants are accounted for as fair value liabilities and are valued using Level 3 inputs, with changes in fair value included in net income (loss).

The fair value of the liability associated with the Company's derivative stock warrants increased to $5.0 million at March 31, 2012 from December 31, 2011, which resulted in a $2.3 million loss from the change in fair value of warrants for the three months ended March 31, 2012.

Approximately 4.1 million warrants are currently accounted for as liabilities as of March 31, 2012 due to specific features within

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the warrant agreements. The following table sets forth a summary of the change in our Level 3 derivative stock warrant liability for the nine months ended March 31, 2012:

Balance at June 30, 2011	$2,286
Fair value of new warrants issued	273
Unrealized (gains) losses in fair value recognized in operating expenses	2,462
Balance at March 31, 2012	$5,021

The Company's derivative stock warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using an binomial pricing model using the following assumptions:

	March 31, 2012	June 30, 2011
Exercise price	$1.00 - $1.65	$1.00 - $1.80
Fair value of common stock	$2.20	$1.205
Expected dividends	—	—
Expected volatility	41%	57%
Risk-free interest rate	1.04%	1.76%
Expected term (in years)	3.6	4.2

In the quarter ended December 31, 2011, the Company changed the method by which it determines the fair value of its common stock, as discussed above. Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods of comparable companies that correspond to the remaining term of the warrants. The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the warrants.

11.	Related parties

Related parties are those parties which have influence over the Company, directly or indirectly, either through common ownership or other relationship. We have had transactions with Atlantis, including its wholly-owned subsidiary Atlantis Co. Ltd., ("Atlantis Japan") and Aurora, a shareholder of the Company that is indirectly owned by the Company's Chief Executive Officer, who is also a director of Aurora.

Financing Transactions

At June 30, 2011, the Company owed Atlantis and Aurora a total of $9.6 million in notes payable. On July 7, 2011, the Company entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million. This amount included funds utilized for the refinance of the $4.0 million of the notes payable due to Atlantis on June 30, 2011. New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses). Principal amounts drawn under the credit line bore interest at the rate of 1.0% per month based on the average amount outstanding payable monthly, and required payment of a 1.25% fee related to the advances. During the nine months ended March 31, 2012, the Company borrowed an additional $1.3 million from Atlantis, repaid $2.8 million to Atlantis and paid $3.0 million to others on Atlantis' behalf. Also, the Company issued warrants to acquire 258,948 shares of its common stock at an exercise price of $3.00 in connection with amounts borrowed from Atlantis. The notes and accrued interest totaling $5.4 million were due and payable March 31, 2012. In addition, the Company owed Atlantis Japan $0.9 million in commissions at March 31, 2012. However, the parties agreed to offset these amounts totaling $6.2 million against receivables owed to the Company by Atlantis Japan effective March 31, 2012. See further discussion at "— Subsequent event” below.

Sales of Bluefin Tuna

For the nine months ended March 31, 2012, Atlantis Japan and other Atlantis subsidiaries purchased a total of $29.4 million of Bluefin Tuna from the Company's operations, compared to $40.8 million for the nine months ended March 31, 2011. Of the total

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

amount purchased, $16.4 million remained outstanding and is past due at March 31, 2012. See further discussion regarding this outstanding amount at "— Subsequent event" below.

Sales Agency Agreement

In October 2011, the Company entered into a sales agency agreement with Atlantis Japan, giving Atlantis Japan exclusive rights to sell the Company's Bluefin Tuna in Japan. Under the agreement, the Company paid Atlantis Japan a 2.0% sales commission for all sales it made on the Company's behalf to non-related parties sales up to 4.0 billion Japanese Yen (approximately $52 million), and 1.0% for all sales above that amount. Commissions under the agreement were payable quarterly. The agreement was retroactive to July 1, 2011 and was terminated effective March 31, 2012. Commission expense for the nine months ended March 31, 2012 was $1.2 million.

Other

The Company reimburses Atlantis for certain services provided to the Company, as well as out of pocket expenses paid on the Company's behalf. For the nine months ended March 31, 2012, $0.2 million was billed for services and reimbursements.

Additionally, Atlantis has provided loan guarantees and other credit support through its banking relationships and has in the past pledged Company shares owned by it as collateral for certain financing transactions with private party lenders.

Related party amounts included in the Company's balance sheet and income statement are as follows:

Balance Sheet	March 31, 2012	June 30, 2011
Trade accounts receivable, related parties	$16,446	$1,970

Accounts payable, related parties	—	556

Notes payable, related parties
Due to Atlantis - principal	—	4,000
Due to Aurora - principal	—	5,260
Accrued related party interest, expenses and fees	—	327
Total notes payable, related parties	—	9,587
Included in current portion	—	7,587
Long-term portion	$—	$2,000

	Three Months Ended March 31,		Nine Months Ended March 31,
Statements of Operations	2012	2011	2012	2011
Sales to Atlantis and subsidiary – included in net revenue	$10,403	$28,825	$29,390	$40,802
Reimbursement of costs – included in selling, general and administrative expenses	—	13	157	459
Commission expense – included in selling, general and administrative expenses	144	536	1,188	1,033
Interest expense (including amortization of original issue discounts, deferred financing costs and warrants)	229	557	840	1,364

Subsequent event

On May 14, 2012 the Company reached an agreement with Atlantis whereby Atlantis and Umami agreed to offset all amounts due to Atlantis under the Atlantis Credit facility, including interest, and the amounts due to Atlantis Japan under the Sales Agency agreement effective as of March 31, 2012 (a total of $6.2 million) against amounts due to Kali Tuna and Baja for fish purchased by Atlantis Japan. Additionally, Atlantis and Atlantis Japan agreed to pay the Company for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling HRK 99.7 million or approximately $17.2 million USD on May 14,

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2012) and Baja (totaling $1.1 million USD), representing the amounts that would have been received by Kali Tuna and Baja in their respective functional currencies had the accounts receivable been paid on their respective due dates. The amounts are due no later than July 31, 2012.

The net amount due to the Company at March 31, 2012 of $16.4 million shown on the consolidated balance sheet represents the amounts due to Kali and Baja in Japanese Yen converted into USD at the prevailing exchange rates on March 31, 2012. The total amount due from Atlantis at March 31, 2012 discussed above ($18.3 million) represents the agreed upon amount due to the Company at the prevailing exchange rates on May 14, 2012 (the date of the agreement with Atlantis discussed above). To provide security for this total amount due to the Company, Atlantis has secured these obligations with 8.0 million of its shares in the Company. If Atlantis has not paid the net amount due by July 31, 2012, the Company will have the right to liquidate enough of the 8.0 million shares of collateral to settle the total amount due to Kali Tuna and Baja and return any excess shares to Atlantis. In the event the proceeds from liquidation of all 8.0 million shares is insufficient to settle the total amount due to Kali Tuna and Baja, Atlantis remains obligated to pay the remaining amount.

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

The Company recorded income tax expense of $1.4 million and $7.9 million for the three and nine months ended March 31, 2012, respectively, as compared to income tax expense of $1.7 million and $2.1 million for the same periods in fiscal 2011, respectively. The decrease in income tax expense in the three months ended March 31, 2011 compared to the three months ended March 31, 2012 is due to a lower pretax income and a lower effective tax rate. The increase in the tax provision for the nine months ended March 31, 2012 is primarily due to the significant increase in revenues and operating income for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, offset partially by the lower effective rate for the current year. The estimated annual effective tax rate of 31.0% for fiscal 2012 differs from the statutory U.S. federal income tax rate of 34% primarily due to to the permanently reinvested profits from Kali which are taxed at a lower statutory rate.

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

Unremitted earnings of Kali Tuna have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable. The Company periodically evaluates its investment strategies for Kali to determine whether its foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Baja earnings are considered to be repatriated to the United States and the Company, to fund the Company's current operations and debt obligations taken out primarily for the acquisition and operations of Baja. Therefore, income taxes are provided on the excess of the amount of financial reporting basis over tax basis of the investment in Baja for the three and nine months ended March 31, 2012.

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties at March 31, 2012 or March 31, 2011, and did not recognize interest or penalties in the Statements of Operations during the nine months ended March 31, 2012 and March 31, 2011.

The tax years 2008 to 2011 remain open to examination by federal and state taxing jurisdictions, and the tax years 2006 to 2011 remain open to examination by foreign jurisdictions.

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

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Subsequent events

Kali Tuna entered into a sales contract with a third party to sell at least 55 tons of tuna in our fiscal quarter ending June 30, 2012.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of our financial condition as of March 31, 2012 and our results of operations for the three and nine months ended March 31, 2012 and 2011. You should read the following discussion in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2011, including management’s discussion and analysis therein, as well as the accompanying condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q.

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

We generate all of our revenue from the sale of our Bluefin Tuna, and our sales are highly seasonal.

Our farming operations increase the total weight of our Bluefin Tuna, which we refer to as biomass, by catching or, less frequently, purchasing Bluefin Tuna and then transporting them to our farms for optimizing the growth cycle by maintaining our Bluefin Tuna biomass inventory in farm pens for extended cycles.

We are a June 30-based fiscal year company and due to the optimal seasonality for harvesting Bluefin Tuna in winter, we generate little or no revenue in our first fiscal quarter (the three months ending September 30) or our fourth fiscal quarter (the three months ending June 30). In Croatia, our harvest months are typically from November through February, while in Mexico, our harvest months are typically October through December.

We sell substantially all of our Bluefin Tuna to a small number of Japanese customers. In fiscal 2011, sales to four customers accounted for 99.1% of our net revenue and in the first nine months of fiscal 2012, sales to these same four customers plus two additional customers accounted for 99.6% of our net revenue. As a result, we anticipate continuing to generate substantially all of our revenue from a small number of Japanese customers. We are therefore susceptible to changes in Japanese demand for Bluefin Tuna, which may be materially affected by macroeconomic changes, among other things, as well as exchange rate fluctuations between the Japanese Yen and the US dollar. Our Japanese customers contract for and pay for Bluefin Tuna purchases in Japanese Yen. We negotiate over a period of several months with more than 15 potential customers who have the ability to buy Bluefin Tuna from us in bulk through a distribution channel centered around freezer boats, which process, freeze, and transport up to 800 tons of Bluefin Tuna in a single shipment. At the conclusion of our negotiations we select 4 to 6 customers who have offered to buy in large bulk at a mutually agreed upon price. Because of the scale of bulk purchases in this freezer boat channel we sell to a small number of customers. We believe that we are not captive to any customer and that there are alternative purchasers consistently available while we are negotiating price and volume terms. We can also sell a smaller amount of our Bluefin Tuna through a fresh sales channel by truck and air transport to auction houses in Japan.

Our ability to hire, train and retain a skilled aquaculture workforce, availability of high-quality feed, how much we manage the feeding process, water quality and temperatures are critical factors affecting the growth of our biomass. Our farming operations are also subject to conditions of nature primarily related to storms and water quality, and our Mexican operations are also subject to natural predators.  At our Mexican operations, storms can damage cages to the point where Bluefin Tuna may escape or be killed.  Storms also may allow predators such as seals and sea lions to enter the cages and kill our Bluefin Tuna.  At our Croatian operations, storms are generally less severe, our cages are more protected by natural features such as islands, and there are no natural Bluefin Tuna predators.  We carry insurance policies for both operations for loss, under which we have chosen relatively high deductibles.  In the nine months ended March 31, 2012 and 2011, we incurred storm-related losses, including losses due to predators, of $0.2 million and $2.9 million, respectively.

Prior to June 30, 2010, we were a shell company known as Lions Gate Lighting Corp., or Lions Gate. On June 30, 2010, Lions Gate and Atlantis Group hf, or Atlantis, our majority shareholder, completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin Tuna Acquisition Group, or Bluefin, in consideration for the issuance to Atlantis of 30.0 million shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna, a wholly-owned subsidiary of Bluefin and indirect subsidiary of Atlantis, became an indirect wholly-owned subsidiary of ours. We accounted for this transaction as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes. In August 2010, we changed our name to Umami Sustainable Seafood Inc. On July 20, 2010, we acquired 33% of Baja Aqua Farms, S.A. de C.V., or Baja, and on November 30, 2010, we acquired virtually all of the remaining shares of Baja.  We currently own 99.98% of Baja.

Outlook

Our Baja fiscal 2012 harvest season was completed in November 2011, and our Kali fiscal 2012 harvest season was completed in January 2012. We recognized the majority of our fiscal 2012 net revenue by the end of our fiscal quarter ending March 31, 2012. However, we do anticipate generating a small amount of revenue in our fourth quarter of fiscal 2012 as Kali Tuna entered into a sales contract with a third party to sell at least 55 tons of tuna in our fiscal quarter ending June 30, 2012.

Key Business Indicators

In addition to traditional financial measures, we monitor our operating performance using financial and non-financial metrics that are not included in our consolidated financial statements. The following are key business indicators:

Biomass measures

We increase the total weight of our Bluefin Tuna, which we refer to as biomass, by catching or purchasing Bluefin Tuna and growing them in our farms. A net increase in biomass typically corresponds with potential revenue growth. However, increased biomass also increases our carrying costs related to retaining and growing our tuna and requires increased working capital. Decreases in biomass of our Bluefin Tuna are primarily due to Bluefin Tuna sales, but in some cases are due to natural mortality and mortality caused by storms, predation and related damages. Almost all storm-related mortality has historically occurred in connection with our Mexican operations, though in rare cases our Croatian operations may experience storms that cause Bluefin Tuna mortality.

Each biomass measure described below is a key measure.

Existing biomass growth. Existing biomass growth is a key measure because it tells us how many kilograms of growth we can expect from our current biomass, which in turn will allow us to produce biomass for further growth or sale. Existing biomass growth is the difference in the total biomass of our existing Bluefin Tuna between one measuring point and another, net of natural mortalities. Biomass growth varies depending on water temperature, age and condition of Bluefin Tuna, the quantity and quality of feed we obtain and provide, and any natural mortalities that occur. Younger Bluefin Tuna grow at a faster rate than mature Bluefin Tuna. Newly acquired Bluefin Tuna that have not been fully fed previously will typically have a higher growth rate than the Bluefin Tuna that have become accustomed to farm feeding after being in our farms for a few months. Bluefin Tuna are warm-blooded fish, meaning they can regulate and raise their body temperatures above water temperatures by means of muscular activity, and as such will grow more slowly in cold water because they utilize a portion of the energy from feeding to keep warm. Existing biomass growth is a key measure because it informs us of the projected amount of biomass available for future sale, which, along with cost data, is a key factor in management decisions regarding optimal operational scale and duration for growing and farming operations. Biomass growth increased 101 and 130 metric tons respectively, or 69% and 12% respectively, from 146 and 1,064 metric tons for the three and nine months ended March 31, 2011, to 247 and 1,194 metric tons for the three and nine months ended March 31, 2012. The increase in the three months ended March 31, 2012 compared to the same period in fiscal 2011 was primarily due to improved weather conditions in Mexico and less storms losses as we moved most of our Bluefin Tuna in Mexico to a more secure farm at Punta Banda that was acquired in December 2011 that is more sheltered from storms than our other farm sites in Mexico. The increase in the nine months ended March 31, 2012 compared to the same period in fiscal 2011 is primarily due to the fact that the nine months ended March 31, 2012 reflects growth from our Baja operations for the entire period, whereas in the nine months ended March 31, 2011 our Baja operations only provided four months of growth because we completed the acquisition on November 30, 2010. We expect existing biomass growth to increase the scale of our operations and our ability to build a larger inventory base through improved fishing techniques, quota purchases and live fish purchases, and as we obtain the working capital necessary to extend the farming cycle, particularly in the Baja operations.

Caught Bluefin Tuna. Caught Bluefin Tuna is a key biomass measure. The size of our annual catch directly affects the amount of biomass in our farms growing as inventory, which directly affects potential future revenue. Our Baja operations are subject to input limits on the amount of biomass we can add to our farms annually. Our Croatian operations are regulated by a catch quota system and maximum capacity limits on our farms. A regulatory body, the International Commission for the Conservation of Atlantic Tunas, or ICCAT, issues a total catch quota for Croatia for each year based in part upon advice from scientists. Each Croatian vessel that is licensed to catch Bluefin Tuna is assigned a certain portion of that quota. These fishing quotas are subject to annual review and renewal, and may be materially decreased. In calendar year 2011, our Croatian operations caught 133 metric tons of Bluefin Tuna, with 60 metric tons coming from M.B. Lubin d.o.o., a Croatian limited company, and the balance coming from quotas leased from other companies. In February 2012, Kali Tuna entered into a multi-year quota rental agreement that secured 36.9 metric tons of annual catch capacity for twelve years that were previously acquired on an annual basis. Historic catches are not necessarily indicative of future catches. Our overall fishing results are subject to material changes based on circumstances beyond our control related to fish habits and changes in regulatory requirements and environmental conditions, and our Baja results are also subject to material changes based on the number and quality of boats and supporting infrastructure we are able to employ in a given fishing season. Caught Bluefin Tuna for our Baja operation was 1,069 metric tons in the calendar year ended December 31, 2011, which was the first year we completed a fishing season at our Mexican operations, which we acquired in November 2010 (which was after the completion of the 2010 fishing season).

Purchased Bluefin Tuna. Our available capital, the availability of Bluefin Tuna for sale at any given time, and market prices for Bluefin Tuna affect our tuna purchases. We will consider purchases of live Bluefin Tuna based on available capital and market opportunities. In the fiscal year ended June 30, 2011, we purchased 150 metric tons for our Croatian operation. In the current fiscal year, we have not made any purchases of live tuna for our farming operations, but we may, depending upon the opportunities that arise. We intend to consider purchases based on their expected return on capital. We purchased 150 metric tons of live tuna in the nine months ended March 31, 2011 compared to none in the nine months ended March 31, 2012. We did not make any purchases of live Bluefin Tuna in the nine months ended March 31, 2012 due to our lower available capital and fewer market opportunities during the period. No purchases of live tuna were made in the three months ended March 31, 2012 or 2011.

Acquisition of Baja. On November 30, 2010, we acquired the Baja operation. As a result of this acquisition, we acquired 3,080 metric tons of Bluefin Tuna.

Feed conversion ratio. Feed conversion ratio, or FCR, is the measure of how many kilograms of feed it takes to add one kilogram of weight to our Bluefin Tuna stock. A lower FCR typically means lower feed costs per kilogram of biomass and therefore higher gross margin potential. However, variances in feed costs also affect gross margin potential. We continually seek to refine our Bluefin Tuna feeding practices to improve our FCR. We expect FCR to remain constant or improve as our farming team researches methods for optimizing feed costs.

Storm losses. Storm losses negatively affect the amount of biomass available for future sale and therefore potential future revenue. We maintain insurance covering storm losses. However, we elect to reduce the costs of our insurance policies by choosing relatively high deductibles and our coverage may not cover the full replacement value of the biomass. Storm losses decreased 86 and 209 metric tons respectively, or 97% and 92% respectively, from 89 and 228 metric tons for the three and nine months ended March 31, 2011, respectively, to 3 and 19 metric tons for the three and nine months ended March 31, 2012, respectively. The decrease primarily resulted from improved weather conditions in Mexico and less storm losses as we moved most of our Bluefin Tuna in Mexico to a more secure farm at Punta Banda that was acquired in December 2011 that is more sheltered from storms than our other farm sites in Mexico.

Bluefin Tuna sales. Sales of our Bluefin Tuna in the past have not been limited by demand, but by the amount that we have determined to sell. Our Bluefin Tuna sales may also be affected by market supply. A decrease in market supply would generally lead to an increase in market prices, which would affect the amount that we determine to sell. Tuna sales reduce inventory levels and therefore negatively affect potential future revenue from our farming operations. Bluefin Tuna sales decreased 1,280 metric tons, or 59%, from 2,158 metric tons for the three months ended March 31, 2011, to 878 metric tons for the three months ended March 31, 2012, due to a mismatch in the timing of our harvest in fiscal 2012 compared to fiscal 2011. Because of issues in fiscal 2011 related to obtaining working freezers, Baja's fiscal 2011 sales were weighted toward our fiscal third quarter, whereas in fiscal 2012 we decided to meet our operational financing needs by harvesting our fish earlier beginning in our fiscal first quarter, and completing a significant portion of our harvest in our fiscal second quarter. Bluefin Tuna sales increased 929 metric tons, or 33%, from 2,815 for the nine months ended March 31, 2011, to 3,744 for the nine months ended March 31, 2012. The increase was due to several factors. Our sales for the nine months ended March 31, 2012 reflect sales from our Baja operations for the entire period. In the nine months ended March 31, 2011, our Baja operations only provided four months of sales because we completed the acquisition on November 30, 2010. Additionally, we decided to sell a larger percentage of our total biomass in fiscal 2012 compared to fiscal 2011.

The following table summarizes our estimated biomass and changes in biomass for the nine months ended March 31, 2012 and 2011.  We acquired our Baja biomass on November 30, 2010. Therefore, for the nine months ended March 31, 2011, changes in Baja biomass is for the four month period from November 30, 2010 through March 31, 2011, in metric tons.

	Nine Months Ended March 31,
	2012	2011
Beginning biomass (June 30)	3,418	1,720
Acquired in Baja acquisition	—	3,080
Growth, net of mortality	1,194	1,064
Caught	1,069	—
Purchased for farming	—	150
Storm losses	(19)	(228)
Biomass sales	(3,744)	(2,815)
Ending	1,918	2,971

Net biomass added from operations during period	2,244	986

Biomass capacity. From June 2011 through September 2011, we completed a series of acquisitions of Croatian farming concessions that increased the biomass capacity of our Croatian farms from 3,240 metric tons, to 5,030 metric tons as of March 31, 2012. In December 2011, we completed an acquisition that increased the biomass capacity of our Mexican farms by 1,000 metric tons. Biomass capacity at our Baja operations was approximately 5,000 metric tons as of March 31, 2012. While we have added biomass capacity at both operations, we have not yet expanded our biomass to utilize such additional capacity due to capital constraints, and do not anticipate fully utilizing our capacity for the foreseeable future until adequate financing has been arranged.

Revenue per kilogram. The revenue we generate per kilogram of biomass sold is a key factor to our operating results. Our overall average revenue per kilogram of biomass sold that we realized increased from $20.15 to $25.94 in the nine months ended March 31, 2011 and 2012, respectively. Our revenue per kilogram of biomass sold is impacted by the size distribution of the Bluefin Tuna we sell. Generally, Bluefin Tuna sell for more per kilogram as they increase in size (sales prices can be up to 33% more for larger tuna than smaller tuna), and the average size of Bluefin Tuna sold by our Croatian operations have been larger than our Mexican operations. Market prices for Bluefin Tuna generally have varied significantly due in part to supply and demand changes.

Attempting to explain the reasons for the changes would be speculative, and we are unable to predict future supply and demand changes. Market prices have also increased in US dollar terms in each of the prior two years because of the strengthening of the Japanese Yen relative to the US dollar, as sales to Japanese customers have accounted for approximately 99% of our Bluefin Tuna sales and are priced in Japanese Yen.

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

The following non-GAAP table is a summary of our costs and margins showing our gross margin and the effect of the purchase price adjustment for the three and nine months ended March 31, 2012 (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2012	March 31, 2012
Net revenue	$25,590	$97,114
Cost of goods sold	(12,524)	(49,944)
Gross profit	$13,066	$47,170

Gross profit %	51%	49%

Add back: estimated cost of goods sold in excess of catch and farming costs	$—	$2,238

Estimated non-GAAP gross profit based on catch and farming costs	$13,066	$49,408

Estimated non-GAAP gross profit % based on catch and farming costs	51%	51%

The following table is a summary of non-GAAP net income attributable to Umami stockholders adjusted for the effect the purchase price adjustment had on the net income attributable to Umami stockholders for the three and nine months ended March 31, 2012 (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2012	March 31, 2012
Net income attributable to Umami Stockholders	$2,845	$19,508
Plus estimated cost of goods sold in excess of catch and farming costs	—	2,238
Estimated non-GAAP net income attributable to Umami stockholders using estimated catch and farming costs	2,845	21,746

As of March 31, 2012, $0.7 million of the purchase price adjustment remains on our balance sheet to be recognized.

Acquisitions

On July 20, 2010, we entered into a stock purchase agreement with Corposa S.A. de C.V. ("Corposa") and Holshryna Ehf ("Holshyrna"), Oceanic Enterprises, Inc. ("Oceanic"), and certain other parties, providing for the sale from Corposa and Holshyrna of 33% of the equity in Baja and Oceanic. The agreement provided for acquisition of 33% interest in Baja and Oceanic by us for $8.0 million, which included $4.9 million that had been advanced to Baja previously.

As part of the stock purchase agreement, we also acquired the option, exercisable by September 15, 2010, to purchase all remaining Baja and Oceanic shares in consideration for the issuance of a) 10,000,000 shares of our common stock and b) payment in cash of $10.0 million. On September 15, 2010, we exercised the option and on September 27, 2010, the parties entered into amendments to each of the agreements requiring certain capital distributions plus an additional $2.0 million related to the amendments to be made to the selling parties on or before November 30, 2010.  On November 30, 2010, we consummated the acquisition of Baja and Oceanic. However, instead of making the $10.0 million cash payment described above, we paid $7.8 million in cash and issued zero interest promissory notes in the aggregate principal amount of $2.2 million on November 30, 2010. The notes, which were unsecured, were due and paid on December 10, 2010. As a result, on November 30, 2010, Baja became our 99.98% owned subsidiary and Oceanic became our 100% owned subsidiary.

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

We significantly increased our net revenue in fiscal 2012 compared to fiscal 2011. However, part of our revenue growth is due to a substantial reduction in existing Bluefin Tuna inventory, from approximately 3,000 metric tons at the end of the harvest for the fiscal year ended June 30, 2011, to approximately 1,800 metric tons at the end of our harvest for this fiscal year ending June 30, 2012. This significant reduction in the biomass retained for our farming operations reduces the growth potential for the coming growing season. If we do not significantly increase our Bluefin Tuna inventory by catching and/or purchasing significant quantities of Bluefin Tuna in calendar 2012, our fiscal 2013 net revenue may be negatively affected. Even if we significantly increase our Bluefin Tuna inventory, our net revenue may be negatively affected, depending on how much of our Bluefin Tuna inventory we decide to retain for our farming operations beyond fiscal 2013.

Cost of Goods Sold

Cost of goods sold includes costs associated with the initial catching or purchasing of our tuna and costs associated with towing these fish to our farming operations, as well as farming costs, tuna shipping and handling costs and insurance costs related to our Bluefin Tuna inventories. The most significant variable affecting costs of goods sold for our Mexican operations is the costs associated with catching and towing Bluefin Tuna relative to how many tons of Bluefin Tuna we are able to catch, whereas it is the cost of bait required to grow our biomass for our Croatian operation. Our farming costs include feed costs, which are the largest component of growing costs, as well as other costs of farming such as employee compensation, benefits, and other employee-related costs for our farming personnel and direct costs incurred in the farming operation. Finally, cost of goods sold in fiscal 2011 and 2012 also reflects fair value adjustments representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. We expect the costs of fishing and farming new Bluefin Tuna inventory at the Baja operation to be more in line with our historical cost. As of March 31, 2012, $0.7 million of the fair value adjustment remains on our balance sheet, and nil and $2.2 million have been recognized in cost of goods sold in the Statement of Operations in the three and nine months ended March 31, 2012, respectively. Changes in cost of goods sold do not necessarily correlate with revenue changes. Costs of goods sold may be materially impacted by changes over which we have limited or no control, particularly feed costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of commissions payable arising from our prior sales agreement with Atlantis, as well as compensation, benefits, and other employee-related costs for executive management, finance, human resources and other administrative personnel, third-party professional fees, allocated facilities costs, and other corporate and operating expenses. Through March 31, 2012, either Atlantis or Atlantis Japan has provided sales and marketing services through sales agreements under which we were charged 1-2% commission on sales of our Bluefin Tuna inventory. We have terminated our agreement with Atlantis Japan and will handle all future sales and marketing of our Bluefin Tuna inventory in-house. We do not yet know how this change will affect our selling, general and administrative expenses in the future. We anticipate that in the remainder of fiscal 2012 and in fiscal 2013, other components of selling, general and administrative expenses will increase as we grow our business, including increasing our general and administrative staff in connection with the implementation of our remediation plan for material weaknesses.

Research and Development Expenses

We take care in choosing and investing in research and development activities, and we plan to remain focused on incremental projects that offer the promise to generate near term returns, such as R&D into FCR which could improve margins. Longer term, our goal is to close the lifecycle of Bluefin Tuna farming, which we believe would continue to transform our business given our ability to farm tuna over a multi-year period. We currently participate in closed-lifecycle R&D activities. Although we believe that commercial-scale closed-lifecycle Bluefin Tuna farming is several years away, we intend to continue minimal research and development activities in this area because of its potentially transformative impact on the Bluefin Tuna industry.

Other Operating Income

Other operating income consists primarily of interest income and other miscellaneous items and has historically been immaterial. We anticipate that other operating income will be immaterial for the foreseeable future.

Foreign Currency Transactions and Remeasurements

Effective December 1, 2010, we changed our functional currency to the United States dollar, or USD, from the Croatian Kuna due to changes in the circumstances of our business, the most significant being the completion of the acquisition of Baja and Oceanic. Kali Tuna's and Lubin's transactions and balances have been measured in Kuna, their functional currency, and their financial statements have been translated into USD. Financial statements for Baja and Marpesca S.A. de C.V., or Marpesca, are maintained in Mexican Pesos, and have been remeasured into USD, their functional currency. We record the foreign currency translation adjustments in accumulated other comprehensive income. We include the resulting gain or loss in foreign currency transactions and remeasurements in earnings.

We conduct most of our operations in foreign currencies. Substantially all of our sales are to customers located in Japan and are settled in Japanese Yen. However, we typically seek to promptly convert Yen into other currencies to match our operational needs. While we pay a significant portion of our expenses in USD, we pay the majority of our expenses in Kuna, Euros and Mexican Pesos.  The value of these currencies fluctuates relative to the USD.  As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations.

Foreign exchange losses in Croatia have primarily been caused by the effects of movements of the Croatian Kuna against accounts receivables and payables, cash accounts and loans denominated in currencies other than Croatian Kuna.

Interest Expense, Net

During fiscal 2011 and the first six months of fiscal 2012, we experienced liquidity shortfalls that necessitated financing a portion of our operations with short-term, high-interest bridge loans from private lenders, including Atlantis, our principal shareholder.  The interest costs, transactional costs and, for certain financings, costs related to the issuance of warrants, have significantly increased our cost of capital in fiscal 2011 and the first six months of fiscal 2012.  This high interest expense, net continued until October 2011, when we repaid our higher-cost bridge loans with proceeds from the current year's harvest. We anticipate that our future cost of capital (on a per dollar basis) will be lower than what we experienced for the first six months of fiscal 2012; however we anticipate the continued need for short-term, high cost bridge loans to cover temporary cash needs during the non-harvesting season (April to September).

Income Tax Provision

Our effective tax rate has varied and may continue varying year-to-year based on various factors, including our overall profitability, the geographical mix of income before taxes, and the related tax rates in the jurisdictions where we operate and withholding taxes, as well as discrete events such as transferring money from a jurisdiction where earned to another.

Seasonality and Fiscal Year

Our business is highly seasonal, both with respect to revenue, expenses, cash flow and capital requirements. In Croatia, we use our fleet or fishing vessels to catch Bluefin Tuna during May and June and in Mexico, we lease a fleet of purse seiners and tugboats for an eight-week period during the fishing season of May through August to catch Bluefin Tuna.  Purchases of Bluefin Tuna can occur at any time. However, there are generally additional opportunities during the fishing seasons as fishermen may decide to sell us all or a portion of their live catch. Our tuna sales typically occur between October and February, when the sea temperature is lowest and Bluefin Tuna growth is slowest. Absent liquidity requirements, we generally do not generate sales during the rest of the year.  Accordingly, our fishing activities and a substantial portion of our farming operations require funds during periods where we are receiving no revenue from harvesting.  Our fiscal year, which starts on July 1 and ends on June 30, fits our farming operation because each fiscal year includes a full annual harvest cycle.

For the year ended June 30, 2010, 19% of our sales were in the second quarter, 80% of our sales were in the third quarter and 1% of our sales were in the fourth quarter. For the year ended June 30, 2011, 25% of our sales were in the second quarter, 74% of our sales were in the third quarter and 1% of our sales were in the fourth quarter.  For the 2011-2012 harvest season, we had significant sales in the first quarter as management decided to meet current liquidity needs by harvesting early some of our fish. In addition, we completed a significant portion of our fiscal 2012 sales in our second fiscal quarter as Baja's fiscal 2012 harvest season was completed in November 2011, and our Kali fiscal 2012 harvest season was completed in January 2012. We anticipate having a small amount of sales in the fourth quarter of fiscal 2012 as we entered into a sales contract with a third party to sell at least 55 tons of tuna from our Croatia operations in our fiscal quarter ending June 30, 2012. Our fiscal year, which starts on July 1 and ends on June 30, fits our farming operation because each fiscal year represents a full annual harvest cycle.

We historically have relied on cash proceeds collected from our tuna sales along with bank borrowings and other capital resources to fund our operations. Our operating plan contemplates expanding our extended-cycle farming by retaining biomass at the end of each harvest for up to three years. Accordingly, we need to continue feeding our Bluefin Tuna and maintaining our farming operations year-round, which results in year-round expenses that are not matched by our highly seasonal revenue.  We also have year-round general and administrative costs and interest expense that must be funded.  See “— Liquidity and Capital Resources.”

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in recent years.

Results of Operations

Our results of operations include Kali Tuna and Umami for all periods presented, and Baja and Oceanic from December 1, 2010.  We included results of Baja and Oceanic from July 20, 2010 through November 30, 2010 under the equity method.

Comparison of Three and Nine Months Ended March 31, 2012 to March 31, 2011

The following table and discussion sets forth our unaudited interim consolidated statements of operations by amount and as a percentage of our total net revenue for the periods presented. We believe that these period over period comparisons are of little use to investors because of significant timing differences in net revenue and related costs between these two periods. For the same reasons, we do not believe these results are indicative of our operating results for the full 2012 fiscal year or any future interim period.

As discussed earlier, our Mexico fiscal 2012 harvest season was completed in November 2011, and our Croatia fiscal 2012 harvest season was completed in January 2012. We will have recognized the majority of our fiscal 2012 net revenue by the end of this fiscal quarter ended March 31, 2012. However, we do anticipate generating a small amount of revenue in our fourth quarter of fiscal 2012, as we entered into a sales contract with a third party to sell at least 55 tons of tuna from our Croatian operations in our fiscal quarter ending June 30, 2012.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)
Revenue, net	$25,590	$42,338	$97,114	$56,712
Cost of goods sold	(12,524)	(32,383)	(49,944)	(43,539)
Total gross profit	13,066	9,955	47,170	13,173

Research and development expense	(44)	(121)	(150)	(244)

Selling cost	(144)	(536)	(1,188)	(1,033)
General and administrative expense	(3,579)	(2,949)	(9,652)	(6,009)
Total selling, general and administrative expense	(3,723)	(3,485)	(10,840)	(7,042)

Other operating income, net	(26)	30	157	329

Operating income	$9,273	$6,379	$36,337	$6,216

Net revenue

Net revenue decreased $16.7 million, or 39.5%, from $42.3 million for the three months ended March 31, 2011, to $25.6 million for the same period in fiscal 2012. The decrease in the three months ended March 31, 2012 was due to the timing of our harvest in Mexico in fiscal 2012 compared to fiscal 2011. Because of issues in fiscal 2011 related to obtaining working freezers, our fiscal 2011 sales from Mexico were weighted toward our fiscal third quarter, whereas in fiscal 2012 we decided to meet our operational financing needs by harvesting our fish earlier beginning in our fiscal first quarter, and completing a significant portion of our harvest in our fiscal second quarter. This resulted in a mismatch in the timing of our harvest in fiscal 2012 compared to fiscal 2011.

Net revenue increased $40.4 million, or 71.3%, from $56.7 million for the nine months ended March 31, 2011, to $97.1 million for the same period in fiscal 2012. Our net revenue increase in the nine months ended March 31, 2012 compared to the same period in fiscal 2011 was due to several factors. Our net revenues for the nine months ended March 31, 2012 reflect revenue contribution from our Mexican operations for the entire period. In the nine months ended March 31, 2011, our Mexican operations only provided four months of revenue contribution because we completed the acquisition on November 30, 2010. Additionally, we decided to sell a larger percentage of our total biomass in fiscal 2012 compared to fiscal 2011. Finally, average revenue per kilogram in the nine months ended March 31, 2012 increased relative to the same period in fiscal 2011.

Average revenue per kilogram of tuna sold was $29.15 and $25.94 for the three and nine months ended March 31, 2012, respectively, compared to $19.62 and $20.15 for three and nine months ended March 31, 2011, respectively. The increase in average revenue per kilogram in the three and nine months ended March 31, 2012 compared to the same periods in fiscal 2011 was primarily due to an increase in the average sales price per tuna in the 2011-2012 harvest season compared to the 2010-2011 harvest season (an approximate increase of 23% year over year) as well as strengthening of the Japanese Yen against the USD, partially offset by increased sales of Bluefin Tuna from Mexico in the 2011-2012 harvest season, which tend to be smaller in size than tuna from Croatia as Bluefin Tuna sell for incrementally more per kilogram as they increase in size.

Cost of goods sold

Cost of goods sold decreased $19.9 million, or 61.4%, from $32.4 million for the three months ended March 31, 2011, to $12.5 million for the same period in fiscal 2012. The decrease in cost of goods sold in the three months ended March 31, 2012 was due to the mismatch in the timing of our harvest in fiscal 2012 compared to fiscal 2011. Because of issues in fiscal 2011 related to obtaining working freezers, our fiscal 2011 sales from Mexico were weighted toward our fiscal third quarter, whereas in fiscal 2012 we decided to meet our operational financing needs by harvesting our fish earlier beginning in our fiscal first quarter, and completing a significant portion of our harvest in our fiscal second quarter.

Cost of goods sold increased $6.4 million, or 14.7%, from $43.5 million for the nine months ended March 31, 2011, to $49.9 million for the same period in fiscal 2012. The increase in cost of goods sold in the nine months ended March 31, 2012 compared to the same period in fiscal 2011 was due to several factors. The nine months ended March 31, 2012 reflect cost contributions from our Mexican operations for the entire period. In the nine months ended March 31, 2011, our Mexican operations only provided four months of cost contribution because we completed the acquisition of Baja on November 30, 2010. Additionally, we decided to sell a larger percentage of our total biomass in fiscal 2012 compared to fiscal 2011, which resulted in a larger amount of cost recognized in fiscal 2012. Also included in the cost of goods sold for the nine months ended March 31, 2012 is a fair value adjustment of $2.2 million, representing the increase in the carrying value of our inventory in Mexico to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. As of March 31, 2012, $0.7 million of the fair value adjustment remains on our balance sheet to be recognized.

Gross profit and gross margin

Gross profit increased $3.1 million, or 31.0%, from $10.0 million for the three months ended March 31, 2011, to $13.1 million for the same period in fiscal 2012. Gross margin increased from 23.6% for the three months ended March 31, 2011 to 51.2% for the same period in fiscal 2012.

Gross profit increased $34.0 million, or 257.6%, from $13.2 million for the nine months ended March 31, 2011, to $47.2 million for the same period in fiscal 2012. Gross margin increased from 23.3% for the nine months ended March 31, 2011 to 48.6% for the same period in fiscal 2012.

The increase in gross profit in the three and nine months ended March 31, 2012 compared to the same periods in fiscal 2011 was due to several factors. The nine months ended March 31, 2012 reflect gross profit from our Mexican operations for the entire period. In the nine months ended March 31, 2011, our Mexican operations only provided four months of gross profit because we completed the acquisition of Baja on November 30, 2010. Additionally, we decided to sell a larger percentage of our total biomass in fiscal 2012 compared to fiscal 2011, which resulted in a larger amount of gross profit recognized in fiscal 2012.

Research and development expenses

Research and development expenses were less than $0.1 million and $0.2 million for the three and nine months ended March 31, 2012, respectively, compared to $0.1 million and $0.2 million for the same periods in 2011.

Selling expenses

As a percentage of net revenue, selling expenses decreased from 1.2% for the three months ended March 31, 2011, to 0.4% for the same period in 2012. In absolute dollars, selling expenses decreased $0.4 million, or 80.0%, from $0.5 million for the three months ended March 31, 2011, to $0.1 million for the same period in fiscal 2012.

As a percentage of net revenue, selling expenses decreased from 1.8% for the nine months ended March 31, 2011, to 1.2% for the same period in 2012. However, in absolute dollars, selling expenses increased $0.2 million, or 20.0%, from $1.0 million for the nine months ended March 31, 2011, to $1.2 million for the same period in fiscal 2012.

The decrease in selling expenses as a percentage of net revenue in the three and nine months ended March 31, 2012 compared to the same periods in 2011 was due to a change in the terms of our sales agency contract with Atlantis. Under the sales agency contract with Atlantis that was terminated in June 2011, Atlantis Japan received 2% on all sales of our tuna, including related party sales. Under the Atlantis sales agency agreement entered into in October 2011, Atlantis Japan received 2% on all non-related party sales up to 4.0 billion Japanese Yen (approximately $52.0 million) and 1.0% on all non-related party sales above that amount. However, the increase in selling expenses in the nine months ended March 31, 2012 compared to the same period in fiscal 2011 was due to an increase in the amount of commissionable non-related party sales made by Atlantis Japan in the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. The sales agency agreement was terminated effective March 31, 2012.

General and administrative expenses

General and administrative expenses increased $0.7 million, or 24.1%, from $2.9 million for the three months ended March 31, 2011, to $3.6 million for the same period in 2012. General and administrative expenses increased $3.7 million, or 61.7%, from $6.0 million for the nine months ended March 31, 2011, to $9.7 million for the same period in 2012. The increase in general and administrative expenses in the three and nine months ended March 31, 2012 compared to the same periods in 2011 was due to additional costs for salaries, consultants, legal and audit fees, and travel expenses incurred at the Baja operation that were not part of the business in the prior year, as well as the increased size of our operations and staff at Umami and Kali.

Gain/Loss from foreign currency transactions and remeasurements

The loss from foreign currency transactions and remeasurements increased $1.4 million, from a loss of $0.5 million for the three months ended March 31, 2011 to a loss of $1.9 million for the same period in fiscal 2012. In the three months ended March 31, 2012, the Japanese Yen fell by 6% against the USD resulting in a loss of $2.3 million on receivables due from a related party denominated in Japanese Yen. This was partially offset by the strengthening of the Mexican Peso by 10% against the USD resulting in a $0.4 million remeasurement gain on Mexico Peso denominated net assets. The loss in the three months ended March 31, 2011 was due to a $0.3 million loss on foreign currency translation adjustments on Japanese Yen and other foreign currency denominated liabilities and payments at Kali Tuna, and a $0.2 million foreign currency remeasurement loss at Baja resulting from a 4% rise in the Mexican Peso against the USD on Mexican Peso denominated net liabilities.

The effect from foreign currency transactions and remeasurements increased from a $0.7 million loss for the nine months ended March 31, 2011 to a loss of $1.6 million for the same period in fiscal 2012. In the nine months ended March 31, 2012, the Japanese Yen fell by 6% against the USD resulting in a loss of $2.3 million on receivables due from a related party denominated in Japanese Yen, as well an $0.6 million loss on foreign currency translation adjustments on Japanese Yen and other foreign currency denominated liabilities at Kali Tuna. These losses were partially offset by a $1.3 million foreign currency remeasurement gain at Baja resulting from a weakening of the Mexico Peso by 13% against the USD in our fiscal first quarter when Baja had significant Mexican Peso denominated net liabilities, and a strengthening of the Mexican Peso by 10% against the USD in our fiscal third quarter when Baja had significant Mexican Peso denominated net assets. The loss in the nine months ended March 31, 2011 was primarily due to a $0.5 million loss on foreign currency translation adjustments on Swiss Franc and other foreign currency denominated liabilities and payments at Kali Tuna, and a $0.2 million foreign currency remeasurement loss at Baja resulting from the strengthening of the Mexican Peso by 5% on Mexican Peso denominated net liabilities.

Bargain purchase on business combination

During the three and nine months ended March 31, 2011, we recorded a preliminary gain on bargain purchase on business combination of $0.9 million and $2.8 million, respectively, related to our Baja and Oceanic acquisitions. The value of assets acquired and liabilities assumed were finalized in the year ended June 30, 2011, with the exception of the value of the farming concessions, which were finalized in the quarter ended September 30, 2011. However, there was no change in the value of Baja's farming concessions from June 30, 2011 to September 30, 2011. The transaction resulted in a gain as we acquired a larger biomass of Bluefin Tuna than we had originally projected. See note 7 to our unaudited interim condensed consolidated financial statements included elsewhere in this report.

Interest expense, net

Interest expense, net, decreased $1.2 million, from $2.3 million for the three months ended March 31, 2011, to $1.1 million for the same period in fiscal 2012. The decrease in the three months ended March 31, 2012 was due to a decrease in the amount of amortization of equity participation costs related to private investors and placement agents as the short-term bridge loans to which these costs relate were either paid off by March 31, 2012 or will mature in the near future. In addition, interest on related party loans decreased due to a decrease in the related party loan balances from March 31, 2011 to March 31, 2012.

Interest expense, net, increased $1.1 million, from $4.9 million for the nine months ended March 31, 2011, to $6.0 million for the same period in fiscal 2012. The primary reasons for the increase was utilizing the credit facilities from Atlantis and Aurora plus certain third party debt to finance most of the Baja acquisition and operations since its acquisition. Additionally, we financed shortfalls in receipt of cash related to past due accounts receivable from customers and unexpected delays in collections of sales due to governmental clearance of imports of our fish with short-term bridge financing. We also financed a portion of our fishing cost in Baja utilizing short-term bridge loans. We repaid several of our high-interest rate bridge loans by December 31, 2011. Interest expense, net, included $1.3 million in write-offs of original issue discount, offering costs and warrant costs related to the early repayment of a $3.1 million note that we paid in full in the quarter ended September 30, 2011, instead of its original due date of March 31, 2012.

A summary of our interest expense for the three and nine months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Interest paid to banks	$490	$515	$1,321	$1,119
Interest related to Atlantis and Aurora	216	550	804	1,356
Interest paid to private investors (including amortization of original issue discounts)	182	600	1,788	998
Amortization of transactional costs of loans	214	206	1,185	543
Amortization of equity participation costs related to private investors and placement agents	107	393	995	873
Less interest income	(99)	—	(115)	—
Total interest expense, net	$1,110	$2,264	$5,978	$4,889

Income Tax Expense

Income tax expense decreased from $1.7 million for the three months ended March 31, 2011 to $1.4 million for the same period in fiscal 2012. The decrease in income tax expense for the three months ended March 31, 2012 was due to a lower pretax income and a lower effective tax rate.

Income tax expense increased from $2.1 million for the nine months ended March 31, 2011, to $7.9 million for the same period in fiscal 2012. The increase in income tax expense for the nine months ended March 31, 2012 is primarily due to the significant increase in revenues and operating income for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, offset partially by the lower effective rate for the current year. In addition, primarily due to earnings repatriated from Mexico, the Company switched from a nontaxable entity to a taxable entity, by becoming subject to Alternative Minimum Tax (AMT), during the quarter ended December 31, 2011.

Liquidity and Capital Resources

At March 31, 2012, we had working capital of $44.3 million compared to $16.2 million at June 30, 2011. Included in the $44.3 million at March 31, 2012, are $16.4 million of accounts receivables due from related parties. See further discussion of these receivables in Note 11, "Related Parties."  At March 31, 2012, we had cash and cash equivalents of $17.6 million, compared to $1.1 million at June 30, 2011.

Cash Flows

The following table summarizes our cash flows for the nine months ended March 31, 2012 and 2011 (in thousands):

	Nine Months Ended March 31,
	2012	2011
Total cash provided by (used in):
Operating activities	$17,959	$11,144
Investing activities	(3,655)	(21,303)
Financing activities	915	11,562
Effects of exchange rate changes on cash balances	1,320	2,951
Increase in cash and cash equivalents	$16,539	$4,354

Operating activities. Net cash provided by operating activities was $18.0 million for the nine months ended March 31, 2012, compared to $11.1 million for the nine months ended March 31, 2011. The increase in cash provided by operating activities is largely due to an increase in net income, adjusted for certain non-cash items such as inventories, amortization of debt discounts/warrants, accounts receivable and income taxes payable.

For the nine months ended March 31, 2012, our net income was $18.5 million, which included a $0.3 million loss resulting from increases in foreign exchange rates on foreign-denominated debt; a $2.5 million loss resulting from an increase in the fair value of our derivative stock warrant liability due primarily to an increase in the estimated fair value of our share price at March 31, 2012; depreciation and amortization expense of $1.2 million; $0.3 million of stock compensation expense; and $3.4 million in amortization of deferred financing costs, debt discounts and warrants included in interest expense, including $1.3 million in write-offs of original issue discount, offering costs and warrant costs related to the early repayment of a $3.1 million note that was paid in full in the three months ended September 30, 2011 instead of on its original due date of March 31, 2012. In addition, interest expense increased from $4.9 million for the nine months ended March 31, 2011 to $6.0 million for the nine months ended March 31, 2012 primarily due to our utilization of short-term bridge financing and the credit facilities from Atlantis and Aurora to finance most of the Baja acquisition and our Mexican operations since its acquisition. We repaid our highest-cost bridge loans by the end of December 2011. We also used $8.2 million to fund net working capital requirements, consisting primarily of a $19.0 million increase in trade and related party account receivables; a $7.2 million decrease in trade and related party accounts payables due to harvest-related payables being paid in the period; and a $5.6 million increase in prepaid expenses related to the fiscal 2012 fishing season; partially offset by an $18.3 million decrease in inventory and a $6.2 million increase in income taxes payable resulting from increased sales compared to the same period in fiscal 2011.

Net cash provided by operating activities for the nine months ended March 31, 2011 of $11.1 million reflected net income of $2.0 million, which included a gain on bargain purchase of $2.8 million related to the acquisition of Baja and Oceanic, as well as a gain of $0.1 million resulting from a decrease in the fair value of our derivative stock warrant liability primarily due to a decrease in the remaining terms of the warrants and $0.6 million in net income from the Baja operations which at the time were an equity investee, partially offset by depreciation and amortization expense of $1.3 million, $0.1 million of stock compensation cost, and $1.6 million in amortization of deferred financing costs, debt discounts and warrants included in interest expense. Net use of cash from operating activities also included a net working capital increase of $9.8 million, consisting primarily of an $18.1 million decrease in inventory, a $4.0 million increase in accounts payable and accrued liabilities and $1.6 million increase in income taxes payable, partially offset by a $12.9 million increase in trade and related party account receivables and $1.0 million increase in prepaid expenses related to the fiscal 2011 fishing season.

Investing activities. Cash used in investing activities for the nine months ended March 31, 2012 was $3.7 million compared to $21.3 million for the nine months ended March 31, 2011. During the nine months ended March 31, 2012, we spent $3.7 million on purchases of property and equipment. During the nine months ended March 31, 2011, we invested $19.1 million in the purchase and operations of Baja and Oceanic, we invested $1.6 million in the purchase of the BTH Joint Venture assets, and we spent $0.6 million on the purchases of property and equipment.

Financing activities. Cash provided by financing activities for the nine months ended March 31, 2012 totaled $0.9 million, compared to $11.6 million for the nine months ended March 31, 2011. During the nine months ended March 31, 2012, we borrowed $32.4 million from banks, third parties and related parties to fund our operations and capital requirements. This was offset by $31.0 million in principal and interest payments to lenders and $0.5 million in debt offering costs paid. During the nine months ended March 31, 2011, we borrowed $40.5 million from banks, third parties and related parties, and made $34.1 million in principal and interest payments to lenders and $1.0 million in debt offering costs paid. In addition, we received $4.6 million in net proceeds from the issuance of common stock and warrants, and $1.6 million in funds were released from escrow accounts.

Credit Agreements and Borrowings

As noted above, due to the seasonality of our business, we have been reliant on short-term bridge loans as a source of cash to fund our operations and cover temporary cash needs during the non-harvesting season (April to September). Our borrowings were comprised as follows as of March 31, 2012 and June 30, 2011 (borrowings in thousands):

	Borrowing Party	Facility	Interest Rate	Effective rate at March 31, 2012	March 31, 2012	June 30, 2011
Non-related party borrowings:
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	4.4% floating *	5.74%	$5,178	$5,708
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	4.4% floating *	5.65%	5,313	5,856
Erste&Steiermaerkische bank d.d.	Kali Tuna	JPY 180,000	3M JPY LIBOR+6.5%	n/a	—	2,219
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 80,000	40% at HBOR 2.8% + 60% at 4.4%	6.11%	14,168	—
Erste&Steiermaerkische bank d.d.	Kali Tuna	EUR 550	3M EURIBOR+5%	6.38%	675	792
Volksbank d.d.	Kali Tuna	HRK 10,000	40% at HBOR 3.8% + 60% at 5.9%	n/a	—	1,627
Privredna banka Zagreb d.d.	Kali Tuna	EUR 2,505	3M EURIBOR+4.75%	6.29%	2,543	3,593
Bancomer	Baja Aqua Farms	MXN 50,000	TIEE + 4.5%	n/a	—	4,223
Bancomer	Baja Aqua Farms	MXN 46,878	TIEE + 5.0%	9.78%	784	—
Amerra Capital Management, LLC	Umami	USD 8,500	11% + 1YR LIBOR	11.82%	5,965	—
UTA Capital LLC	Umami	USD 3,125	9%	n/a	—	3,387
Private investors	Umami	USD 5,624	Nil	n/a	—	2,000
Total obligations under capital leases					18	37
Less: Debt Discount					—	(1,007)
Total non-related party borrowings					$34,644	$28,435

Related party borrowings:
Atlantis Co., Ltd.	Umami	USD 15,000	1%/month	n/a	$—	$4,274
Atlantis Co., Ltd.	Umami	USD 15,000	1%/month	n/a	—	—
Aurora Investments ehf	Umami	USD 8,000	1%/month	n/a	—	5,313
Total related party borrowings					$—	$9,587

Total borrowings					$34,644	$38,022

Made up of:
Short-term borrowings, non-related party					$18,809	$24,002
Short-term borrowing, related party					—	7,587
Long-term debt, non-related party					15,825	4,417
Long-term debt, related party					—	2,000
Long-term obligations under capital leases					10	16
Total borrowings					$34,644	$38,022

*At discretion of bank

Material Credit Agreements - Croatian Operations
Our Croatian operations are funded with local bank debt that is secured by most of the Bluefin Tuna inventory, fixed assets and concessions of our Croatian operations. Most of the loans require pre-approval for any funds to be distributed outside of the Croatian operations. At March 31, 2012, Kali Tuna had $27.9 million in bank debt, of which $12.1 million was current and $15.8 million was long-term. At March 31, 2012, we had $17.1 million of cash on hand available for use by our Croatian operations. The following is a description of the material indebtedness owed by our Croatian operations:

Erste & Steiermaerkische Bank Loans
On October 30, 2007, Kali Tuna entered into a framework credit agreement with Erste & Steiermaerkische bank d.d. (“Erste & Steiermaerkische”), which was renewed on January 21, 2008. The framework agreements provided for a secured credit facility consisting of three revolving credit lines: (i) a credit line of HRK 29.2 million, granted under the short term revolving credit agreement dated November 12, 2007, payable successively or at once on February 15, 2012, with a variable interest rate of 5.0%;

(ii) a credit line of HRK 30.0 million, granted under the short term revolving credit agreement dated June 6, 2008, payable successively or at once on March 15, 2012, with a variable interest rate of 5.0%; and (iii) a credit line of JPY 180.0 million, payable successively or at once on March 1, 2012, with a variable interest rate of 3-month LIBOR + 6.5%. The funds were to be used for preparation of goods for export and other export purposes. The first two of the mentioned agreements were executed as part of the program of the Croatian Bank for Reconstruction and Development for advancement of export, which included a subsidized interest rate, and were each renewed for one additional year. The JPY 180.0 million credit line was repaid in full in March 2012 and has not been renewed. On March 15, 2012, the HRK 29.4 million and HRK 30.0 million credit lines were extended to February 15, 2013 and March 15, 2013, respectively, and, in connection therewith, the interest rates were reduced from 5.0% to 4.4%.

On April 15, 2011, Lubin entered into a credit agreement with Erste & Steiermaerkische. The agreement provides for a secured credit facility of EUR 0.6 million with interest payable monthly at a variable rate of three-month EURIBOR plus 5.0%. The loan matures on January 31, 2018. Funds advanced were used for operational purposes at our Croatian operations. The loan/facility is secured by certain fixed assets of our Croatian operations. Kali Tuna is jointly liable for all of Lubin's obligations under the facility.

On June 8, 2011, Kali Tuna entered into an additional syndicated credit agreement with Erste & Steiermaerkische and the Croatian Bank for Reconstruction and Development (“HBOR”). The agreement provides for a secured credit facility consisting of a credit line of HRK 80.0 million, which was fully drawn at December 31, 2012, with 40.0% of the credit line (funds of HBOR) accruing interest at a variable rate of 2.8% and the remaining 60.0% at a variable rate equal to the rate accruing on Croatian National Bank bills with maturity of 91 days, plus 3.0%. The facility matures on December 31, 2014 and is repayable in one installment. The interest is payable quarterly. Funds advanced are to be used for working capital needs for the operation of our farming sites in Croatia or for the purchase of tuna, and require that matching funds (at least 45%) be provided by us. As of March 31, 2012, Kali Tuna has drawn all funds available under the line. The line is secured by live Bluefin Tuna owned by us in Croatia, as well as other security instruments, including guaranties issued by Lubin, Atlantis and us.

Under the Erste & Steiermaerkische's agreements, Kali Tuna agreed that, without obtaining Erste & Steiermaerkische's consent, it would not pledge or otherwise encumber its assets, dispose of its assets (except in the ordinary course of business), undertake actions affecting the company status (including mergers or subdivisions), repay indebtedness owed to its shareholders, guarantee the obligations of others or incur additional indebtedness. Events of defaults, which results in an acceleration of all amounts due under the facility, include the failure to pay any obligation when due, Kali Tuna's insolvency, a material adverse change in Kali Tuna's business, use of funds for purposes other than those for which the loan was granted, the invalidity (or non-substitution) of any of the security instruments, a breach of the obligation to conduct at least 75% of the payment operations through Erste & Steiermaerkische, and a change of ownership of Kali Tuna that is not acceptable to Erste & Steiermaerkische.

Other Bank Loans
Kali Tuna also has a loan from Privredna banka Zagreb d.d. for EUR 2.5 million that matures on March 31, 2014 and is payable in three annual installments which began March 31, 2012. The first annual installment was paid early in January 2012. Interest is payable monthly based on the three-month EURIBOR rate plus 4.75%. Funds advanced were granted for the purchase of certain assets and for working capital purposes. The loan is secured by certain of our fish inventory in Croatia as well as certain other security instruments, including the pledge over two motor boats owned by the seller of the assets. The parties established that the value of the pledged fish inventory amounted to HRK 29.7 million on March 31, 2011, and Kali Tuna undertook to maintain a certain value of inventory until the full repayment of the loan. Under the agreement, Kali Tuna undertook various other obligations, including not to assume further debts or to encumber its assets in a manner that could affect its ability to repay the loan, to inform the bank of all material changes (including changes of the company status) or changes affecting its business or ability to repay the loan and to conduct its monetary operations through the bank on a pro rata basis in relation to other creditors. In case of default, the bank may terminate the agreement with immediate effect and make due the total amount of the loan. Events of default include a delay in repaying any of its obligations under the agreement (or any other agreement it may enter into with the bank), a material adverse changes that may reasonably affect the ability of Kali Tuna to fulfill its obligations under the agreement and a change of the company name or address of which the bank is not informed within three days. In addition, Kali Tuna undertook not to perform any activities that could endanger the environment or any activities in breach of the applicable regulations relating to environmental protection for the duration of the agreement.

Kali Tuna had an additional credit line that was paid in full in January 2012. The credit line was with Volksbank d.d. for HRK 10.0 million that was to mature on December 31, 2013 and was payable in quarterly installments of $0.2 million, which began March 31, 2011. The terms of the loan called for a variable interest rate based on 40.0% of the funds at a rate of 3.8%, with the remaining 60.0% at a rate of 5.9%. The loan was secured by certain of our Croatian fish inventory and certain other security instruments, including a guaranty by Lubin.

Material Credit Agreements - Mexican Operations
On July 5, 2010, Baja entered into a revolver facility dated (as amended on June 23, 2011) with BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer (“Bancomer”) for MXN 50.0 million that accrued interest payable at an annual rate equal to the Mexican 28-days period Tasa de Interés Interbancaria de Equilibrio (“TIIE”) + 4.0% and was secured by certain Baja inventory. Marpesca and Oli Steindorsson, our Chairman, President and Chief Executive Officer, were joint obligors under the credit facility. This facility matured on September 30, 2011, was extended to November 4, 2011 and was paid in full in October 2011.

On February 22, 2012, Baja entered into a revolver facility with Bancomer for MXN 46.9 million that accrues interest payable at an annual rate of the 28-days period TIIE and is unsecured. This facility matures on February 22, 2013. At March 31, 2012, Baja had borrowed MXN 10.0 million and the remainder is available to fund our operations in Mexico. Under this facility Baja is not subject to restrictive covenants other than customary affirmative covenants such as the periodic delivery of financial statements and compliance with applicable Mexican environmental laws and regulations. This facility matures on February 22, 2013. This facility does not restrict the ability of Baja to pay dividends. Baja drew down an additional MXN 10.0 million on April 3, 2012.

Private Investor Loans - Baja and Umami
On August 26, 2011, we, together with Baja, entered into a credit agreement with AMERRA Agri Fund, L.P., AMERRA Agri Opportunity Fund, L.P., JP Morgan Chase Retirement Plan (the “Lending Parties”) and AMERRA Capital Management, LLC (as administrative agent). The agreement was amended in February 2012 and again in April 2012 (the agreement, as amended, is referred to as the “AMERRA Agreement”).

The AMERRA Agreement provides for a secured credit facility consisting of loans in an aggregate principal amount of up to $15.0 million, with a variable interest rate of one-year LIBOR plus 9.0% for a portion of the loans and LIBOR plus 11.75% for a portion of the loans. At March 31, 2012, a total of $6.0 million remained outstanding and in April 16, 2012, we received additional proceeds of $3.9 million for a $4.0 million note. No additional funds are currently available under the line. Additional funds can be available based on growth of the biomass or completion of the fishing operation in Baja.

Funds advanced are to be used solely to refinance certain of our indebtedness, to finance the working capital needs of Baja and to pay expenses incurred in connection with the credit facility. The loans were funded in three tranches. The first tranche of $5.2 million was received on September 7, 2011 in the amount of $5.1 million, of which $3.1 million was used to repay a secured note with a maturity date of March 31, 2012, plus accrued interest and to pay placement agent costs totaling $0.1 million, with the remainder being used as general working capital for growth and reinforcement of infrastructure at the Company's facility in Mexico. The second tranche of $1.1 million was received on September 15, 2011. In January 2012 the Company repaid $0.3 million of the initial funds. The third tranche was funded in April 2012, for $3.9 million. The notes are secured by (1) substantially all of the Umami's assets, including the shares it holds in Baja and Oceanic and (2) pledges of the common stock of Marpesca made by Baja. Moreover, each of Atlantis, Aurora, Oceanic and Mr. Steindorsson have guaranteed prompt and complete performance of Umami's obligations under the AMERRA Agreement and related contracts.

We also issued five-year warrants to the Lending Parties to purchase 500,000 shares of our common stock at an initial exercise price of $1.50. In connection with the AMERRA Agreement, we granted the Lending Parties demand and piggyback registration rights and agreed to indemnify them and AMERRA against certain expenses related to the transaction and controversies arising thereunder or in connection with their registration rights, should they occur. The warrants are subject to anti-dilution protection should their then-applicable exercise price be greater than the price or exercise price of certain subsequently issued common stock or securities (including additional warrants), among other circumstances.

We and our subsidiaries are subject to a number of restrictions under the AMERRA Agreement that affect our ability to incur indebtedness, transfer assets, issue dividends and make investments, among other activities. For instance, subject to certain exceptions, we and our subsidiaries: (1) may not incur or permit to exist any indebtedness, unless the indebtedness: (a) is pre-existing or is a like-amount renewal of pre-existing debt, (b) is used to finance the acquisition and maintenance of capital assets and does not exceed $500,000, (c) is related to trade letters of credit, (d) is certain subordinated debt, (e) is incurred to harvest or increase our biomass, (f) is assumed pursuant to a permitted acquisition, (g) is secured and does not exceed $5.0 million outstanding at any time, or (h) qualifies under another limited exemption; (2) may not create, incur or permit any lien on our existing or subsequently acquired property, or assign or sell any rights (including accounts receivable) in respect of any thereof; (3) may not, without prior approval from certain of the Lending Parties, undergo a fundamental corporate change or dispose of substantially all of our or any of our subsidiaries' assets or the stock in our subsidiaries; (4) may not engage in any business other than the type conducted when we entered into the agreement or a business reasonably related to that type; (5) may not hold or acquire any securities (including pursuant to a merger) of, make any loan to or guarantee for, or permit to exist an interest in any assets of, another person or entity, or acquire the assets of another person or entity constituting a business unit, except in the case of (a)

short-term U.S. Treasuries, certain highly-rated commercial paper or money market funds, and certain other similar securities, (b) an investment in the capital stock of an existing subsidiary, (c) mergers or other combinations in which we or our subsidiary is the survivor and the acquired company operates in a complementary line of business, subject to the approval of AMERRA or (d) other investments or transactions otherwise permitted under the agreement; (6) may not make certain restricted payments, including, in the case of us but not our subsidiaries, cash or other non-stock dividends; (7) may not sell to, purchase from, or otherwise engage in any transactions with any affiliates not in the ordinary course and on arm's-length terms, unless the transaction only involves us and our subsidiaries or is otherwise permitted under the agreement; (8) may not enter or permit to exist any arrangement that restricts (a) us and our subsidiaries' ability to create liens against property or assets or (b) our subsidiaries' ability to pay dividends, repay loans to, or guarantee the indebtedness of, us or other of our subsidiaries, subject to certain exceptions. We are also subject to certain financial ratio requirements and both us and Baja must maintain minimum amounts of working capital.

The amounts due under the facility are due no later than December 15, 2012. However, in the event the Bluefin Tuna biomass at the farm has not increased, from growth or the fishing season, to meet certain agreed upon levels by certain dates up to $1.0 million would be due August 1, 2012, an additional $1.5 million would be due September 1, 2012 and an additional $1.5 million would be due October 1, 2012 with the remaining $6.0 million payable on December 15, 2012.

Related Party Loans - Atlantis and Aurora
At June 30, 2011, the Company owed Atlantis and Aurora a total of $9.6 million in notes payable. On July 7, 2011, the Company entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million. This amount included funds utilized for the refinance of the $4.0 million of the notes payable due to Atlantis on June 30, 2011. New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses). Principal amounts drawn under the credit line bore interest at the rate of 1.0% per month based on the average amount outstanding payable monthly, and required payment of a 1.25% fee related to the advances. During the nine months ended March 31, 2012, the Company borrowed an additional $1.3 million from Atlantis, repaid $2.8 million to Atlantis and paid $3.0 million to others on Atlantis' behalf. Also, the Company issued warrants to acquire 258,948 shares of its common stock at an exercise price of $3.00 in connection with amounts borrowed from Atlantis. The notes and accrued interest totaling $5.4 million were due and payable March 31, 2012. In addition, the Company owed Atlantis Japan $0.9 million in commissions at March 31, 2012. However, the parties agreed to offset these amounts totaling $6.2 million against receivables owed to the Company by Atlantis Japan effective March 31, 2012. See further discussion at Note 11 — Related Parties.

Material Covenants or Operating Restrictions

The terms of the AMERRA Agreement prohibit us from paying cash dividends and making certain other restricted payments, and also prohibit certain transactions with affiliates, without AMERRA's prior written consent. In addition, we and our subsidiaries are limited by the AMERRA facility in our and their ability to incur additional indebtedness and to issue future liens against assets and we and they may not enter into or permit agreements restricting the ability to create liens, or preventing a subsidiary from paying dividends. Finally, we and Baja must also maintain specified financial ratios and working capital requirements, as provided in the AMERRA credit agreement. Under the Atlantis credit facility, a change in control transaction or asset sale can permit Atlantis to cancel the facility and declare all outstanding amounts due and payable. For additional restrictions and material covenants related to our subsidiaries' credit facilities, see Note 8 and "—Sources of Liquidity" below.

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

The market value of saleable live tuna stock inventories at March 31, 2012 and June 30, 2011 was estimated at $41.3 million and $72.0 million, respectively. The market value of live tuna stock is determined by multiplying the metric tons of the biomass by the market price estimated on those dates based on actual sales contracts.

Sources of liquidity

Our cash flow cycle is highly seasonal as it follows our operating cycle. During the harvest season, which generally begins in October and ends around February of each year, our cash inflows greatly exceed our cash outflows. Once the annual harvest is completed, we rely on the cash generated from the harvest plus working capital financing to finance our farming operations, costs to catch Bluefin Tuna and costs to pay ongoing general and administrative costs plus any interest or principal payments required to service our debt.

For the nine months ended March 31, 2012, our most significant sources of liquidity were proceeds from the sale of Bluefin Tuna, cash from lines of credit with commercial banks and bridge loans. Significant uses of liquidity include funding of our operations, including fishing in Mexico, repayment of amounts advanced by related parties and repayment of bank and other debt.

At March 31, 2012, we had $17.6 million in cash. On May 14, 2012 the Company reached an agreement with Atlantis whereby Atlantis and Umami agreed to offset all amounts due to Atlantis under the Atlantis Credit facility, including interest, and the amounts due to Atlantis Japan under the Sales Agency agreement effective as of March 31, 2012 (a total of $6.2 million) against amounts due to Kali Tuna and Baja for fish purchased by Atlantis Japan. Additionally, Atlantis and Atlantis Japan agreed to pay the Company for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling HRK 99.7 million or approximately $17.2 million USD on May 14, 2012) and Baja (totaling $1.1 million USD), representing the amounts that would have been received by Kali Tuna and Baja in their respective functional currencies had the accounts receivable been paid on their respective due dates. The amounts are due no later than July 31, 2012. The net amount due to the Company at March 31, 2012 of $16.4 million shown on the consolidated balance sheet represents the amounts due to Kali and Baja in Japanese Yen converted into USD at the prevailing exchange rates on March 31, 2012. The total amount due from Atlantis at March 31, 2012 discussed above ($18.3 million) represents the agreed upon amount due to the Company at the prevailing exchange rates on May 14, 2012 (the date of the agreement with Atlantis discussed above). To provide security for this total amount due to the Company, Atlantis has secured these obligations with 8.0 million of its shares in the Company. If Atlantis has not paid the net amount due by July 31, 2012, the Company will have the right to liquidate enough of the 8.0 million shares of collateral to settle the total amount due to Kali Tuna and Baja and return any excess shares to Atlantis. In the event the proceeds from liquidation of all 8.0 million shares is insufficient to settle the total amount due to Kali Tuna and Baja, Atlantis remains obligated to pay the remaining amount.

Of our total consolidated cash balance of $17.6 million at March 31, 2012, $17.1 million is held at our Croatian operation. Under the terms of Kali Tuna's debt agreements, any movement of funds to Umami would require pre-approval by those lenders. However, under our current investment strategy, we do not anticipate remittance of any of Kali Tuna's undistributed earnings as we consider them to be indefinitely reinvested. See further discussion at Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this report.

At March 31, 2012, we had $2.9 million available under a working capital line of credit with a Mexican bank. Also, in April 2012 we increased our credit agreement with AMERRA, borrowed an additional $4.0 million and extended the due date to December 15, 2012.

We expect to utilize a portion of these resources to pay debt service obligations in the next twelve months. Our debt service obligations in the next twelve months consist of (i) debt principal repayments of $23.6 million to financial institutions and unrelated third parties and (ii) approximately $2.0 million in interest payments due on financings from financial institutions and unrelated third parties.

Although we believe we have or will be able to obtain sufficient capital to maintain and grow our current biomass through the 2012-2013 harvest season, we will need to obtain additional capital to (i) expand our fleet to increase the quantity of Bluefin Tuna or feed we can catch or (ii) purchase additional Bluefin Tuna to increase our biomass. We may pursue sources of additional capital by issuing securities through various financing transactions or arrangements, including joint ventures, debt or equity financing. We have previously addressed liquidity needs by issuing debt with commercially unfavorable terms, sometimes with warrants to purchase shares of our common stock. If we require additional capital, we may also consider harvesting a portion of our Bluefin Tuna inventory earlier in the extended-lifecycle process than we otherwise would have. For example, in fiscal 2012, we began harvesting Bluefin Tuna in July. Additional financing may not be available when needed on commercially reasonable terms, or at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated. Any additional equity financing may involve substantial dilution to our existing stockholders.

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

During harvesting, we weigh each Bluefin Tuna harvested.  We generally empty entire cages during the harvest.  After emptying a cage, we compare differences between our recorded and estimated biomass for that cage and the actual biomass removed.

Management reviews quarterly inventory balances to estimate if net realizable value is less than carrying value. Substantially all of our inventory consists of Bluefin Tuna, and a small amount consists of feed stock and other materials and supplies used in our operations. To determine the net realizable value of our inventories, we calculate the cost of our biomass on a weighted average basis, which includes all costs to catch, acquire, transport to the farm and on-grow the fish. We will record a provision for loss to reduce the computed weighted average cost if management determines it exceeds the net realizable value. We have not had any losses related to net realizable value, and do not anticipate any for the foreseeable future.

We charge abnormal mortalities, such as storm losses, against income in the period the loss occurs. Storm losses are more common in our Mexican operation than in our Croatian operation.  In the Adriatic Sea off the coast of Croatia, the storms are less frequent and not as strong compared with the Pacific Ocean off Baja California.  In addition, there are no natural predators in the Adriatic Sea.  We had storm losses in the three months ended March 31, 2012 and the three months ended March 31, 2011 of less than $0.1 million and $1.3 million, respectively.  The decrease in storm losses in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to fewer and less severe storms, the movement of most of our Bluefin Tuna inventory in Mexico to a more secure farm at Punta Banda that is more sheltered from storms that our other farm sites in Mexico, and an overall lower amount of biomass in Baja in the current quarter compared to the prior period.

During the fishing season, we catch and transport Bluefin Tuna to our farms.  We do not include this tuna in our live stock inventory until it has been transferred into our farming cages and has been counted and the biomass assessed.  We accumulate costs associated with our fishing activities in a separate inventory account and transfer these costs to live stock inventory once we assess the Bluefin Tuna at the lower of cost or the net realizable value.  We write off any costs that are not recoverable in the period in which the tuna were recorded.

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

Under ASC 810, a VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

Based upon the criteria set forth in ASC 810, we have determined that we are the primary beneficiary in two VIEs, Lubin and

Marpesca, as we absorb significant economics of the entities, have the power to direct the activities that are considered most significant to the entities, and provide financing to the entities. In addition, the entities do not have the total equity investment at risk sufficient to permit them to finance their activities without our support. As such, the VIEs have been consolidated within our interim condensed consolidated financial statements.

Prior to October 31, 2010, Kali Tuna operated BTH Joint Venture. Under the terms of the BTH Joint Venture, Bluefin Tuna was acquired, farmed and sold at our Croatian site. Initially, the BTH Joint Venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. ("KTT"). In January 2008, all activities of the BTH Joint Venture were assumed by Kali Tuna. In October 2010, the BTH Joint Venture was terminated, at which time the BTH Joint Venture's remaining assets, consisting primarily of Bluefin Tuna biomass located at our Croatian farming sites, were purchased by Kali Tuna at the fair market value of $1.6 million. We do not expect to enter into these types of arrangements in the future.

Revenue Recognition

We recognize revenue from tuna sales when our tuna inventory is shipped, title has passed to the customer and collectability is reasonably assured.

Allowance for Doubtful Accounts

We record the substantial majority of our revenue by March 31 of each fiscal year. Our sales are typically large in size and small in number.  As a result, our accounts receivable balance at June 30, ours fiscal year end, is typically low.  We review all invoices and will make a provision for the value of any amounts that in the view of the management are at risk.  During the year ended June 30, 2011 and the nine months ended March 31, 2012, we did not identify any doubtful accounts related to non-related party receivables. As of the date of this quarterly report, we have collected all amounts related to fiscal 2011 and earlier sales to non-related parties. See discussion regarding related party receivables at Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this report.

The total allowance for doubtful accounts was less than $0.1 million on June 30, 2011 and was nil on March 31, 2012.

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

(a) Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012.

Based on this evaluation, management concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective as a result of unremediated material weaknesses in internal control over financial reporting as described below. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2012, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff. The material weakness are as follows:

1.	limited number of personnel with US GAAP and complex technical accounting expertise, which in turn prevented the financial statement close process from operating effectively;

2.
insufficient policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and guidelines of the Securities and Exchange Commission; and

3.	inadequate security and restricted access to computers, including insufficient disaster recovery plans.

These control deficiencies resulted in a reasonable possibility that a material misstatement of the interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of March 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by COSO. Management is currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above.

(b) Changes in Internal Control

There were no changes in our internal control over financial reporting that occurred in the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The other control weakness noted in our previous annual report and interim period SEC filings have not been remediated.

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

Croatian Customs Authorities

In February 2011, Croatian Customs Authorities (the "CA") declared Kali Tuna, together with another Croatian tuna farming entity (the “seller”), jointly liable for a tax debt totaling about $0.9 million related to the purchase of live tuna and some bait that the seller sold to Kali Tuna. The tax debt consists of customs duties, value added tax and default interest which the CA allowed the seller not to pay based on the expected export of the live tuna. Since the seller instead sold the tuna locally to Kali, the duties, taxes and interest became payable immediately. Due to its insolvency and bankruptcy, the seller was only able to pay $0.1 million of the debt. Although Kali Tuna filed a complaint contesting the CA decree, it paid the $0.8 million in April 2011 in order to avoid possible enforcement. Management expects, based upon the facts and circumstances, that Kali Tuna’s appeal should ultimately prevail and the CA decree will be annulled and that any funds paid will be reimbursed.

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

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes to the risk factors included in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Articles of Merger
2.2
Stock Purchase Agreement dated July 20, 2010 by and among the Company, Corposa, S.A. de C.V., Marpesca, S.A. de C.V., Holshyrna ehf, Vilhelm Mar Gudmundsson, Robert Gudfinnsson, Baja Aqua Farms, S.A. de C.V., and Oceanic Enterprises, Inc.*

2.3	Amendment dated September 24, 2010 to Stock Purchase Agreement dated July 20, 2010
2.4	Option Agreement, dated July 20, 2010, by and among the Company, Baja Aqua-Farms, S.A. de C.V., Corposa, S.A. de C.V. and Holshyrna, ehf *
2.5	Amendment dated September 24, 2010 to Option Agreement dated July 20, 2010
3.1	Articles of Incorporation of Umami Sustainable Seafood Inc., as amended to date
4.2	Common Stock Purchase Warrant dated October 7, 2010
4.3	Senior Secured Bridge Note in the Principal Amount of $3,125,000 dated October 7, 2010
4.4	Senior Secured Bridge Note in the Principal Amount of $2,500,000 dated October 7, 2010
4.6	Atlantis Credit Facility effective as of June 30, 2010
4.7	Amendment No. 1 to Loan Agreement dated September 30, 2010
4.8	Company Pledge and Security Agreement dated October 7, 2010
10.3	Employment Agreement dated July 1, 2010 with Oli Valur Steindorsson
10.4	Employment Agreement dated July 1 2010 with Dan Zang
10.33	Independent Labor Contract Agreement dated January 2, 2011 between Baja Aqua Farms S.A. de C.V. and Servicios Administrativos BAF
10.34	Independent Labor Contract Agreement dated January 2, 2011 between Marpesca S.A. de C.V. and Servicios Administrativos BAF
10.35	Marpesca Sale Purchasing Agreement dated January 2, 2008, between Baja Aqua Farms S.A. de C.V. and Marpesca S.A. de C.V.
10.36	Amendment to Marpesca Sale Purchasing Agreement dated January 2, 2012, between Baja Aqua Farms S.A. de C.V. and Marpesca S.A. de C.V.
31.1	Certifications of the Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certifications of the Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of an omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Umami Sustainable Seafood Inc.

Date:	May 15, 2012	/s/ Oli Valur Steindorsson
President and
Chief Executive Officer

/s/ Tim Fitzpatrick
Chief Financial Officer