Form 10-K
period 2012-06-30
Umami Sustainable Seafood Inc.
filed 2012-10-12
CIK 1368765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012, OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ______________

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
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

Approximate aggregate market value of the registrant’s common stock held by non-affiliates as of December 31, 2011: $25,005,000

The number of shares of common stock outstanding as of October 9, 2012 was 59,515,543.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that do not relate to historical or current facts, but are "forward-looking" statements within the meaning of Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events and trends, our future prospects and proposed new products, services, developments, or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as "anticipate," "appear," "believe," "contemplate," "continue," "could," "estimate," "expect," "indicate," "intend," "may," "plan," "predict," "project," "pursue," "seek," "should," "will," "would," or the negative thereof and other similar terms and phrases, as well as the use of the future tense.

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

•	customer demand for Bluefin Tuna and market prices;

•	potential changes to Bluefin Tuna quotas, concessions and regulations;

•	the implementation of our business model and strategic plans for our future business and products;

•	our ability to successfully increase the scale of our farming operations;

•	our ability to develop closed-lifecycle farming;

•	general economic conditions, particularly in Japan;

•	our reliance on a few customers for substantially all of our sales;

•	our financial performance;

•	the intensity of competition and the advantages of our products as compared to those of others;

•	our ability to collect outstanding receivables;

•	the amount of liquidity available at reasonable rates or at all for ongoing capital needs;

•	our ability to raise additional capital if necessary to execute our business plan;

•	our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	the outcome of legal proceedings affecting our business; and

•	our insurance coverage being adequate to cover the potential risks and liabilities faced by our business.

Actual results could differ materially from those expressed or implied in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Part 1, Item 1A, "Risk Factors" of this report for a discussion of these and other risks and uncertainties. You should not assume at any point in the future that the forward-looking statements in this report are still valid. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances, except as required by law.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to shares of our common stock. The following discussion should be read in conjunction with the audited annual financial statements and the related notes filed herein.

METRIC SYSTEM CONVERSION INFORMATION

We reference various measurements throughout this report that utilize the metric system of measurement. The applicable conversion rates from the metric system of measurement to the U.S. system are as follows:

1 kilogram = 2.2046 pounds;
1 metric ton (or tonne) = 1.1023 short tons (U.S. ton); and
1 metric ton (or tonne) = 2,204.6 pounds.

Item 1. BUSINESS

Corporate Background
Umami Sustainable Seafood Inc. (including its subsidiaries unless the context indicates otherwise, "Umami," "the Company," "we," "us," and "our") fishes and farms for Atlantic and Pacific Bluefin Tuna. We have three direct subsidiaries, Bluefin Acquisition Group Inc. ("Bluefin"), Baja Aqua Farms, S.A. de C.V. ("Baja"), and Oceanic Enterprises, Inc. ("Oceanic"), and four indirect subsidiaries, Kali Tuna d.o.o. ("Kali Tuna"), Thynnus d.o.o. ("Thynnus"), Bepina Komerc d.o.o. ("Bepina") and Atún Oceano Pacifico S.A. de C.V. ("AOP"). In addition, based upon the criteria set forth in ASC 810, we have determined that we are the primary beneficiary in two VIEs, M.B. Lubin d.o.o. ("Lubin") in Croatia and Marpesca S.A. de C.V. ("Marpesca") in Mexico. We were the primary beneficiary in one additional VIE, Kali Tuna Trgovina d.o.o. ("KTT"), prior to May 23, 2012. See further discussion of our variable interest entities as discussed in Note 9 — Variable Interest Entities to our consolidated financial statements included elsewhere is this report.

We own and operate Kali Tuna, a limited liability company organized in 1996 under the laws of the Republic of Croatia, which is an Atlantic Bluefin Tuna farming operation located in the Adriatic Sea off the coast of Croatia. We also own and operate Baja, a corporation organized in 1999 under the laws of the Republic of Mexico, which is a Pacific Bluefin Tuna farming operation located in the Pacific Ocean off Baja California, Mexico.

Prior to June 30, 2010, we were a shell company known as Lions Gate Lighting Corp. ("Lions Gate"), which was incorporated in the State of Nevada in May 2005. On June 30, 2010, Lions Gate and Atlantis Group hf ("Atlantis"), our majority stockholder, completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin Tuna Acquisition Group ("Bluefin") in consideration for the issuance to Atlantis of 30.0 million shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna, a wholly-owned subsidiary of Bluefin acquired in 2005, and an indirect subsidiary of Atlantis, became an indirect wholly-owned subsidiary of Lions Gate. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes.

On July 20, 2010, we acquired 33% of Baja and Oceanic, and on November 30, 2010, we acquired virtually all of the remaining shares of Baja and all of the shares of its related party Oceanic. We currently own 99.98% of Baja. See further discussion regarding the acquisition of Baja and Oceanic below at "— Acquisition of Baja Aqua Farms and Oceanic."

In August 2010, Lions Gate changed its name to Umami Sustainable Seafood Inc. The stock symbol on the OTC Bulletin Board was changed to UMAM on the same date.

Our corporate structure is as follows:

_________________________________

*	Marpesca's remaining 51% is owned by Baja's General Manager, Victor Manuel Guardado France. See "Note 9 — Variable Interest Entities" for further discussion.

**	Thynnus d.o.o. is an inactive Croatian company.

Acquisition of Baja Aqua Farms and Oceanic
On July 20, 2010, we entered into a stock purchase agreement with Corposa, S.A. de C.V. ("Corposa") and Holshyrna Ehf ("Holshyrna"), Oceanic and certain other parties, providing for the sale from Corposa and Holshyrna of 33% of the equity in Baja and Oceanic. The agreement provided for our acquisition of 33% interest in Baja and Oceanic for $8.0 million, which included $4.9 million that had been advanced to Baja previously.

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

Prior and subsequent to our acquisition of Baja, its administrative functions were performed by Oceanic. These functions included accounting, payroll, human resources and related matters. While Oceanic does not have an ongoing sales function, in 2008 and 2009 it sold Bluefin Tuna on Baja's behalf and was responsible for overseeing the processing and shipping of that Bluefin Tuna. In limited circumstances, Oceanic also acquires and exports certain equipment from U.S. vendors to Baja in cases where the U.S. vendors require a U.S. entity as a counterparty. It has no other functions or operations beyond providing these services to Baja and is not a significant subsidiary. Oceanic, which was formed in California in 2000 under the name Agritrade USA, Inc., was an affiliate of Baja that we acquired concurrently with the Baja acquisition. Oceanic holds no intellectual property, does not require any government approval to conduct its operations as currently conducted, has not engaged in research and development activities or incurred any costs or experienced any effects related to compliance with environmental laws. As of June 30, 2012, Oceanic had 7 employees, all of whom were full-time employees. Oceanic continues to perform some accounting, payroll and human resources functions for Baja.

Business Overview
Our core business activity is fishing, farming and selling Bluefin Tuna. We generate all of our revenue from the sale of Bluefin Tuna primarily into the Japanese sushi and sashimi market, and our sales are highly seasonal. Our fishing and farming operations increase the total weight of our Bluefin Tuna, which we refer to as biomass, by catching or, less frequently, purchasing Bluefin Tuna and then transporting them to our farms for growing over extended cycles.

We are a June 30-based fiscal year company and due to the optimal seasonality for harvesting Bluefin Tuna in winter, we typically generate little or no revenue in our first fiscal quarter (the three months ending September 30) or our fourth fiscal quarter (the three months ending June 30). In Croatia, our harvest months are typically from November through February, while in Mexico, our harvest months are typically from October through December.

We are a leading producer of farmed Bluefin Tuna. We have farming operations off the coast of Croatia in the Adriatic Sea and off the coast of Baja California, Mexico in the Pacific Ocean. Our existing farming concessions in Croatia enable us to hold 5,030 metric tons at our Croatian farm. We can add 1,972 metric tons of Bluefin Tuna to our Croatian farms each year, of which we can fish for and catch 133 metric tons based on our current allocation of the total annual ICCAT fishing quota by the Croatian Fishing Ministry for calendar 2012 (see further discussion at "— Regulation" below) and the remainder can be added through purchases of live Bluefin Tuna. Our Bluefin Tuna inventory of approximately 1,450 metric tons in Croatia as of June 30, 2012 represents just 29% of our holding allowance. We can add up to 2,720 metric tons of Bluefin Tuna to our Mexican farms each year. Our Bluefin Tuna inventory at June 30, 2012 was approximately 887 metric tons in Mexico. In Croatia and Mexico, there is no cap on the amount of biomass we have the right to export annually.

We are a practitioner of extended-cycle Bluefin Tuna farming, which we define as farming through one or more winters. Extended-cycle farming enables us to grow our tuna, or biomass, by as much as ten times prior to sale. In addition, our extended-cycle farming substantially increases the biomass of the Bluefin Tuna we sell from farming compared to the biomass of the Bluefin Tuna we take from the wild. By adding substantial biomass from extended-cycle farming, we can meet a given amount of market demand with a diminishing amount of wild-caught Bluefin Tuna. We also are working toward a closed lifecycle Bluefin Tuna farming process, which has the long-term potential to significantly reduce Bluefin Tuna fishing. We promote sustainability by meeting market demand through responsible farming practices that attempt to minimize reliance on wild resources. We support fishery management actions to achieve permanent sustainability of Bluefin Tuna by advocating policies to mitigate the effects of overfishing, including those directed at minimizing current overcapacity in the fishing fleets, as well as to eliminate illegal fishing.

Industry Overview
Bluefin Tuna is commonly regarded as the highest quality and most desirable species for sushi and sashimi consumption, and has become the centerpiece of the upscale sushi and sashimi plate. However, Bluefin Tuna accounted for less than three percent of global tuna production in 2008.1 Bluefin Tuna itself is comprised of three distinct species: Atlantic Bluefin Tuna ("ABT"), which are found in the Mediterranean Sea and the western and eastern Atlantic Ocean; Pacific Bluefin Tuna ("PBT"), which are found in the northern Pacific Ocean; and Southern Bluefin Tuna ("SBT"), which are found in the southern hemisphere waters of all of the world's oceans. Atlantic Bluefin Tuna are further comprised of two varieties, western Atlantic Bluefin Tuna and eastern Atlantic (including the Mediterranean) Bluefin Tuna. Each of the three Bluefin Tuna species has its own distinct geographic distribution, migratory patterns and sustainability profile.

The amount of each species of Bluefin Tuna caught in the wild has declined significantly since the 1960s, primarily due to overfishing and the introduction of catch quotas and other regulations. Bluefin Tuna catches declined from 143,200 metric tons in 1961 to 49,096 metric tons in 2010.2 However, consumer demand for Bluefin Tuna has substantially exceeded available wild catch supply. In addition to Japan, which remains the principal market for Bluefin Tuna, other markets have emerged and grown, such as in China, Eastern Europe and the United States. This has resulted in overfishing that has significantly reduced the Bluefin Tuna population.

The Atlantic and Southern Bluefin Tuna species are the most critically affected by historical overfishing, leading to their classification as a threatened species by several Regional Fisheries Management Organizations ("RFMOs"). As a result, the annual total allowable catch ("TAC") of ABT and SBT that may be caught per year has been significantly reduced. For example, the TAC for eastern ABT has been reduced from 29,500 metric tons in 2007 to 12,900 metric tons for 2012.3 The PBT is not yet in a low-TAC regime and the species is not nearly as affected as ABT. However there are current attempts to introduce a low-TAC regime for PBT, such as implementation of decreasing TACs and increasingly stringent controls on illegal fishing. Regulatory actions in support of sustainability applied to the PBT fishery should help prevent a descent into critical status like that of ABT in the Mediterranean.

Current attempts to constrain Bluefin Tuna fishing are primarily through setting environmentally sound quota levels, increasing quota enforcement and enforcement against illegal fishing of Bluefin Tuna. In addition, other conservation measures, such as more stringent licensing and registration requirements, tighter documentation and traceability restrictions, and shortened allowable fishing seasons, have been implemented in various parts of the world to help conserve the wild Bluefin Tuna population. For example, the International Commission for the Conservation of Atlantic Tunas ("ICCAT") only allows Bluefin Tuna to be offloaded at designated, regulated ports and requires official monitors aboard fishing boats. As a result of the sustained periods of overfishing and the relatively recent regulatory response, the supply of Bluefin Tuna caught in the wild has been severely constrained and is expected to remain so for the foreseeable future.

The large supply and demand imbalance for Bluefin Tuna has intensified the interest in Bluefin Tuna farming as a potential solution for the strong demand for the product and the desire to conserve the species over the long term. In general, farming seafood species, or aquaculture, has emerged as the bridge between increasing demand for seafood and the natural constraints on the amount of fish that can be caught in the wild. In the last two decades, the increase in the demand for seafood has largely been addressed through the rapid growth of aquaculture as the level of wild catch has leveled off, according to the Food and Agricultural Organization of the United Nations, or FAO.

_________________________________

[1]
Food and Agricultural Organization of the United Nations ("FAO"), Fisheries and Aquaculture Department. The data is available publicly via the FAO's Fishery Statistical Collections webpage at www.fao.org/fishery/statistics/tuna-catches/en.

[2]
Food and Agricultural Organization of the United Nations ("FAO"), Fisheries and Aquaculture Department. The data is available publicly via an online query on the FAO's website at www.fao.org/fishery/statistics/tuna-catches/en, "Global Tuna Nominal Catches."

[3]
International Seafood Sustainability Foundation, "ISSF Technical Report 2012-04, ISSF Stock Status Ratings – 2012, Status of the World Fisheries for Tuna," April 2012. The complete report is publicly available at www.iss-foundation.org/science/technical-reports.

Aquaculture Production
Source: FAO 4

According to the FAO, total world fisheries production was estimated to be 154.0 million metric tons in 2011, of which 130.8 million metric tons was destined for human consumption. Aquaculture production was estimated to be 63.6 million metric tons, of which more than 86 percent was destined for human consumption, which means that aquaculture production represented nearly half of all fish consumed by humans in 2011.5 This percentage is projected to increase to meet the anticipated increase in demand for seafood. In the same way that agriculture emerged in the last century to meet the demand for terrestrial animal proteins, aquaculture is poised to meet the increasing demand for sea-based proteins. In addition, sea-based aquaculture offers many benefits over agriculture, including the ability to farm without harmful fertilizers or the use of fresh water, which is critical in light of the impact many fertilizers have on the environment and the increasing strain on fresh water supplies globally.

Prior to the early 1990s, conventional Bluefin Tuna fishing methods meant it was not possible to keep bulk amounts of Bluefin Tuna alive after being caught. In the early 1990s, the emergence of purse seine fishing vessels, which surround schools of Bluefin Tuna, enabled live capture and transport back to farms for further growth. Historically, Bluefin Tuna farming occurred between the spring when the fish were caught and the winter. These short-term Bluefin Tuna farms are generally able to increase the biomass of the catch during this period up to 50 percent.

Going forward, significantly more farmed biomass is required to achieve sustainable Bluefin Tuna production in light of demand and reduced TAC. One way to accomplish this is to extend the farming cycle through one or more winters. Extended-cycle Bluefin Tuna farms have successfully created more than ten times the biomass on their farms compared to catch weights, which significantly reduces the strain on the Bluefin Tuna in the wild over the longer term. In order to farm Bluefin Tuna at commercial scale over one or more winters, extended-cycle farmers need the ability to catch or purchase live Bluefin Tuna, ample input quotas, and farming concessions in protected natural environments with key characteristics such as adequate space and depth, multi-directional currents and favorable water quality. In addition, if the industry continues moving towards fully sustainable Bluefin Tuna production as we expect, we believe successful Bluefin Tuna farmers will need to develop and utilize the ability to raise Bluefin Tuna from eggs generated from farmed fish.

Operations
Our operations consist of the fishing (or less frequently purchasing), farming (including feeding), harvesting and sale of Bluefin Tuna.

Fishing
Overview. We have developed the necessary expertise to allow us to cost-effectively catch Bluefin Tuna. Successfully catching Bluefin Tuna in a cost-effective manner requires knowledge, data and expertise at several points in the fishing process, including in locating, catching and towing the Bluefin Tuna back to our farms in a manner designed to minimize mortalities.

_________________________________

[4]	FAO, "The State of World Fisheries and Aquaculture - 2012," 2012. The complete report is publicly available at www.fao.org/fishery/publications/en.

[5]	FAO, "The State of World Fisheries and Aquaculture - 2012," 2012. The complete report is publicly available at www.fao.org/fishery/publications/en.

Locating Bluefin Tuna. The first step in the fishing process is locating Bluefin Tuna. Our extensive research and expertise allows us to identify likely places and times where Bluefin Tuna will school. In addition, at our Mexican operation, we closely monitor oceanographic and weather information to create predictive maps showing where we believe the most efficient fishing will take place. We gather and consider data from satellites and over ten years of internal records, including with respect to water temperature (both at the surface and at various depths), current flows and prevailing winds. The data is analyzed and provided to our vessel captains and our pilots (in Mexico), who collectively draw on decades of experience to determine where and when ideal fishing conditions exist.

Catching Bluefin Tuna. Once Bluefin Tuna have been located, we use our skills, expertise and specialized equipment to minimize mortality in the catching process. We catch Bluefin Tuna using purse seiners, which are the most efficient in drawing live fish from the wild fishery for our farming operations. Alternatives such as set nets, drift nets, and long-line fishing methods are not suitable for live fisheries. The seiner circles the Bluefin Tuna with a deep curtain of netting. The bottom of the net is then closed, or pursed, underneath the Bluefin Tuna by hauling a wire running from the seiner through rings along the bottom of the net. Purse seining, coupled with Bluefin Tuna schooling patterns, allow us to substantially reduce the catching of any other fish species, or by-catch. We never use fish aggregating devices ("FADs") which increase by-catch of marine life other than tuna. We do not need nets with panels to release dolphins (such as nets used for Yellowfin Tuna fishing) because dolphins do not school with Bluefin Tuna. Our specially designed nets are also easier to use than Yellowfin Tuna nets, making managing the catching process easier in order to minimize mortality. Key in minimizing mortality is how the nets are set and manipulated. Immediately upon setting the nets, we deploy highly specialized divers, who use their collective expertise to determine the optimal time and pace at which to purse the seine; if done too quickly, the Bluefin Tuna can panic and charge the sides of the net, resulting in substantial mortality.

Towing Bluefin Tuna. Once we have located and caught Bluefin Tuna, we must tow them to our farming sites while minimizing mortality. We employ divers with significant experience to transfer the tuna from our seine nets to our specialized towing pens. After successfully transferring the Bluefin Tuna to our towing cages, the tuna are then transported to our farms at extremely low rates of speed to minimize stress, ensuring they arrive healthy and with a low mortality rate. Throughout the towing process, our divers go into the towing pens to remove any deceased Bluefin Tuna and monitor the general condition of the live Bluefin Tuna, which they communicate to the captain in order to determine optimal towing speed.

Our Vessels and Fishing Periods. In Croatia, we use a combination of our fleet and contracted fishing vessels to catch Bluefin Tuna during May and June. In Mexico, we lease a fleet of purse seiners and tugboats for an 80-day period during the fishing season of May through August to catch Bluefin Tuna. These leased vessels are dry-leased, which means we provide all of the necessary equipment and personnel for Bluefin Tuna fishing. This provides us with the level of control we desire and allows us to take full advantage of our know-how, data, experience, expertise and developed skill sets.

Farming
Overview. Our operations focus on extended-cycle Bluefin Tuna farming. Farming is the principal form of aquaculture and involves farming fish commercially in tanks or holding pens. Bluefin Tuna farming is conducted in the open water in circular holding pens typically measuring 30-50 meters in diameter and 20-30 meters deep. We have developed the expertise to farm our Bluefin Tuna for extended periods of time, up to 3.5 years, which achieves up to a ten-fold increase in the Bluefin Tuna biomass.

Transferring Bluefin Tuna to Holding Pens. Once the tow pen arrives at our farm locations (after approximately one to three weeks of towing), our biologists and farm staff study the Bluefin Tuna to determine whether they have acclimated to the towing pen and their stress level has adequately declined. We have sufficient infrastructure and additional towing pens to allow us to transfer the Bluefin Tuna to minimize mortality. First, we anchor the towing net to a farming pen and allow them to acclimate before transferring them to the holding pen. Having many farming sites allows us to choose the farming pen with optimal conditions and to avoid overcrowding the Bluefin Tuna. When our farm staff determine that the conditions are optimal for a transfer based on fish behavior, visibility and other conditions, we transfer the Bluefin Tuna into holding pens. We open the towing net and create a portal to the farm pen to accomplish the transfer. Divers then guide the Bluefin Tuna into the holding pen. Using high-speed cameras and a specialized software, we film, count and measure the Bluefin Tuna entering our pens to record total inventory and calculate biomass. We have a security team that monitors our farms 24 hours per day, seven days per week. We also have teams of marine biologists, feed providers, divers and maintenance staff that look after our Bluefin Tuna. Our staff ensures that the pens are secure and that any mortalities are removed.

Location. As with terrestrial farming, identifying and setting up favorable farming locations is one of the most important aspects to a successful open water aquaculture farming operation. We determine the optimal locations for our farming operations after a careful and thorough review of site-specific conditions by our operational teams and external environmental consultants. We currently operate our farming operations in two locations: Croatia and Mexico. Kali Tuna has been operating in the Adriatic

Sea off the Croatian coast since 1996. The Adriatic Sea off the Croatian coast provides an ideal farming ground due to its infrequent storms and lack of natural predators of tuna. In 2010, we acquired a Bluefin Tuna farming operation in the Pacific Ocean off the coast of Baja California, Mexico. Both our Croatia and Mexico sites offer several advantages over other locations to farm Bluefin Tuna due to their favorable climate, water temperatures and quality, and multi-directional currents, which we believe aid in farm cleanliness and lower disease rates. In addition, our farms are located in close proximity to sources of sardines and other small fish we catch or purchase for feed, in locations with conveniently-located, well developed port infrastructure and in areas with competitively priced skilled labor. In Croatia, we own the right to hold 5,030 metric tons of biomass in our pens, and we own quotas to catch an additional 133 metric tons per year. In Mexico, we can add 2,720 metric tons of Bluefin Tuna to our farms each year.

Fish Farming. Our staff monitor the Bluefin Tuna and their reactions to the conditions on the farm. Stress can cause Bluefin Tuna mortality. We seek to minimize stress on our Bluefin Tuna throughout the farming cycle, but especially while introducing new Bluefin Tuna to our farms. Our staff continually assess potential contributors to stress and conduct regular histological testing to closely monitor the health of the tuna in our farms.

Procurement of Additional Bluefin Tuna
For a farming operation to be successful, Bluefin Tuna stock must be replenished. We obtain additional Bluefin Tuna stock for use in our farming operations through two primary methods: catching live fish and purchasing live fish from third parties. Fishing in Croatia takes place only from May 15 through June 15 and is subject to strict quotas, as set by the international regulatory body International Commission for the Conservation of Atlantic Tunas ("ICCAT"). In Mexico, the majority of our Bluefin Tuna is obtained through our own fishing efforts. The fishing season in Mexico generally takes place during the months of May through August. In Croatia, we also purchase live tuna from local and foreign-based farms and suppliers, including fish companies operating in the Mediterranean. Purchased fish are towed back to our farming sites off the Croatian coast for transfer into our farming pens. Since the acquisition of our Mexican operation, we have not purchased any live Bluefin Tuna in Mexico. Whether self-caught or purchased, we have extensive controls in place to ensure that our Bluefin Tuna is compliant with total traceability standards, meaning it was caught in compliance with all quotas and other regulations governing the fishery and fishing methods. We can trace the history of each farming pen of fish that we harvest back to the time and location where it was caught, what it has been fed, and how long it has been farmed as part of our compliance with total traceability standards required to sell Bluefin Tuna into Japan.

Feed and Inventory Management
We feed our Bluefin Tuna a diet of sardines, anchovies, mackerel, herring, squid and other small fish, the same diet the Bluefin Tuna would have in the wild. The quantity of feeding can be adjusted up or down depending on seasonal conditions and timing within the general farming cycle. Because our Bluefin Tuna are caged and spend much less energy hunting for their own food, the feed we provide them goes more towards growth than would a comparable amount of feed consumed by tuna in the wild. We amass feed with different nutritional specifications, such as higher or lower fat and protein content, and freeze feed to ensure that we maintain adequate supply. Our staff carefully monitors the feeding behavior and we are then able to increase or decrease the fat and protein content of our Bluefin Tuna's diet to achieve optimal food conversion. We use no antibiotics, additives or supplements.

In Croatia, we currently purchase most of our feed requirements from third-party vendors. In Mexico, we catch most of our feed requirements ourselves, and we supplement the caught feed by purchasing some additional fish from third parties. We believe we can significantly lower overall feed costs in Mexico by purchasing sardine-fishing vessels.

Harvesting
At harvest time, we set up specialized nets to partition the pens into sections. Divers guide a certain number of Bluefin Tuna into a quartered section of a pen where our dive team removes Bluefin Tuna from the holding pens one-by-one. The harvested Bluefin Tuna is either sold fresh or, more commonly, loaded onto a customer's freezer boat where it is frozen at ultra-low temperatures.

In Croatia, the optimal harvest months are from November through February. In Mexico, the optimal harvest months are from October through December. These months represent the months when water temperature is lowest, which increases the quality of tuna meat. Although we have proven the ability to farm Bluefin Tuna for several years, we have historically harvested fish after an average period of 2.5 to 3.5 years in Croatia (approximately 70-120 kilograms) and two to fourteen months in Mexico (approximately 20-35 kilograms) due to capital constraints that limited our ability to grow our tuna over the optimal growing cycle.

Customers, Sales and Marketing
We sell virtually all of our Bluefin Tuna to a small number of Japanese customers. In fiscal 2011, sales to four customers, Atlantis Japan, Mitsubishi Corporation, Global Seafoods Co., LTD and Sirius Ocean Inc., accounted for 98.9% of our net revenue. In fiscal 2012, sales to these four customers plus Daito Gyorui Co., Ltd. and Kykuyo Co., LTD accounted for 99.3% of our net revenues. We anticipate continuing to generate a significant percentage of our revenue from a small number of Japanese customers. See “Risk Factors — Risks Related to Our Business —We depend on a small number of customers for virtually all of our revenue.”

In Croatia, approximately 99% of our Atlantic Bluefin Tuna sales in fiscal 2012 were sold as frozen fish, which typically will be picked up by the customer in its own specially equipped freezer vessels for transport to Japan.  When selling fresh fish to a customer, we ship the processed fish by express delivery to the requested location.  In Mexico, approximately 83% of our production in fiscal 2012 was sold as frozen product.  The remaining 17% was sold fresh where the fish is harvested, cooled, packed in ice and then sent via air-freight to Japan.  Our Mexican operation has sold frozen fish through both land-based (rented) containers and specially equipped freezer vessels.  We expect most frozen product will be sold utilizing freezer vessels as the freezer vessels are currently more efficient from a processing standpoint.

We previously contracted with Atlantis and its affiliated entities to handle Bluefin Tuna sales for us. Our current agreement was terminated effective March 31, 2012. We do not intend to renew this agreement and will handle all future sales and marketing of our Bluefin Tuna inventory in-house. We expect that this change will reduce our selling, general and administrative expenses in the future, as we expect our internal sales fixed costs are likely to be less than a customary percentage applied across the sales that we previously outsourced.

Sustainability and Research & Development
We fully endorse the idea of sustainable farming. Our extended-cycle farming can substantially increase the biomass of the Bluefin Tuna we sell after farming compared to the biomass of the Bluefin Tuna we take from the wild fisheries. The result would be that we could significantly decrease the amount of Bluefin Tuna that is caught in the wild each year to meet market demand, thereby improving the long-term sustainability of Bluefin Tuna. In addition, one of our long term goals is developing closed-lifecycle Bluefin Tuna farming, which has the long-term potential to significantly reduce Bluefin Tuna fishing in the wild by replacing wild caught tuna with tuna spawned, hatched and raised in captivity. Scientists have achieved some encouraging results in the area of breeding tuna in captivity. However, we believe that commercialization of propagation programs is still a number of years away. We are committed to continuing this research project with the ultimate goal of profitably commercializing the full circle farming process. We have consistently worked closely with the local fisheries ministry in Croatia to formulate rules governing the industry and we are committed to working closely with the local fisheries for both operations.

Environmental Practices
We believe that we employ industry-leading environmental practices to ensure a sustainable business model in the changing regulatory and environmental market. Prior to commencing operations, we conduct extensive environmental impact studies, which we submit for consideration to the relevant governmental authorities in the areas where we propose to operate. Even after these agencies authorize us to commence farming operations, they conduct routine tests of indicators of adverse environmental impact. We have never been found by any authority to have created any adverse impact.

At our farms we employ open water farming, through which we ensure our pens are located in areas with multi-directional currents and with sufficient space between them to minimize concentrations of farming-related natural debris and waste. In addition, our use of purse seiners virtually eliminates the inadvertent catching of fish other than Bluefin Tuna.

Employees
As of June 30, 2012, we directly, through contract with an independent labor contractor or indirectly, through one of our variable interest entities, employed 515 persons globally, including 3 part-time employees. Of these, Umami employed 8 full-time individuals and Oceanic employed 7 full-time individuals, including executive, finance and administrative personnel. In Croatia, we had 146 employees (including 3 part-time employees), of which 45 full-time employees were employed by our variable interest entity Lubin. In Mexico, we had 354 full-time staff, all of whom were employed pursuant to an agreement with Servicios Administrativos BAF, an independent labor contractor, including 24 administrative staff members, 250 farm workers, 13 fishermen and 67 employees active in other operations. Seasonal changes occur as a result of additional hires required during the fishing season. None of our staff is represented by a labor union, and we consider our staff relations to be excellent.

Insurance
Our involvement in the fish farming industry may result in our becoming subject to liability for pollution, property damage, personal injury or other hazards. Also, we are subject to loss or mortality of our tuna inventories. We carry insurance in both our Croatia operations and our Mexico operations to mitigate these risks.

Competition
In general, the Bluefin Tuna trade market is intensely competitive and highly fragmented.  Gaining market share in the Bluefin Tuna trade market is difficult because of regulatory matters involving increasing quota enforcement and more stringent licensing and registration requirements. We compete with various companies, many of which are producing products similar to ours.  Our competitors in the Adriatic and Mediterranean that produce Bluefin Tuna are Fuentes e Hijos (Spain), Aquadem (Turkey), Azzopardi (Malta), Sagun (Turkey) and Balfego (Spain).  In Mexico, we compete with Maricultura del Norte and Aquacultura Baja California. As of June 30, 2012, we held approximately 72% of the Bluefin Tuna farming concessions issued in Croatia, or 5,030 metric tons out of 6,980 issued in total.6 Our future competitors may have competitive advantages, including but not limited to greater resources that can be devoted to the development of extended-cycle Bluefin Tuna farming and gaining market share, more established sales channels, greater aquaculture operational experience, and/or greater name recognition.

Regulation
Environmental Laws
We are subject to international quotas and to various national, provincial and local environmental protection laws and regulations, including certifications and inspections relating to the quality control of our production.  During the years ended June 30, 2012 and June 30, 2011, we spent approximately $0.3 million and $0.2 million, respectively, on environmental law compliance, consisting primarily of various ICCAT and veterinary inspection fees, environmental monitoring fees and biological waste disposal costs.

Croatian Environmental Law
Our Croatian operation is subject to laws and rules that regulate the location, design and operation of its farming sites.  Under Croatia's Environment Protection Act of 2007, we are required to apply for location permits, which are issued by the respective authority for each farming location and in accordance with local ordinances.  Applications must be accompanied by an environmental impact assessment that will identify, describe and evaluate in an appropriate manner the impact of the relevant project on the environment, by establishing the possible direct and indirect effects of the project on the soil, water, sea, air, forest, climate, human beings, flora and fauna, landscape, material assets and cultural heritage, taking into account their mutual interrelations.  Concession contracts (discussed below) relating to each site are entered into based on the relevant location permits.

We are also subject to ongoing environmental monitoring requirements in Croatia, including testing the quality of the water and performing emission measurements for all our installations. We are required to conduct monitoring of our impact on the environment from two to four times per year at all our Croatian sites, which is conducted by an independent company. The monitoring includes seawater analyses performed by the Institute for Public Health in Zadar pursuant to rules established by the respective location permits.

Each of our farming locations in Croatia is provided with a location permit approved by the Croatian Ministry of Environmental Protection. We believe that we are in material compliance with Croatian applicable environmental laws and regulations.

Mexican Environmental Law and Compliance
The Mexican General Act for Ecologic Balance and the Protection of the Environment of 1988, or the “General Act,” was influenced by U.S. environmental laws such as the Environmental Impact Act, the Clean Water Act, the Clean Air Act and the National Environmental Policy Act.  The General Act provides for specific criminal and administrative sanctions assessable upon a failure to comply with regulations regarding hazardous materials and also serves as the main legal framework of the federal environmental agency in charge of issuing the technological standards for federal, state and local authorities to determine environmental for non-compliance.

The General Act for Sustainable Fishing and Aquaculture (Ley de Pesca, 2007) and its Regulations (Reglamento de la Ley de Pesca) constitute the main legal framework governing the conservation, preservation, exploitation and management of all aquatic flora and fauna in Mexico. There are also certain secondary statutes, such as Official Mexican Standards, or "NOMs." NOMs applicable to our business are mainly related to water waste and sanitary rules applicable to our product.
________________________________

[6]	International Commission for the Conservation of Atlantic Tunas, ICCAT Record of BFT Farming Facilities webpage filtered for Croatia publicly available at www.iccat.int/en/ffb.asp.

The Ministry of Agriculture, Livestock, Rural Development, Fisheries and Food, or "SAGARPA" and the National Commission of Aquaculture and Fisheries, or "CONAPESCA," are the authorities in Mexico responsible for the management, coordination and development of policies regarding the sustainable use and exploitation of fisheries and aquatic resources.

Our aquaculture activities are developed in federal water bodies under a concession title issued by CONAPESCA. In accordance with the General Act, the protection of aquatic ecosystems and their ecological balance must be taken into account when granting concession titles for aquaculture activities. In this same regard, as described herein, the application for a concession title must be accompanied with an environmental impact assessment. Authorization by the Ministry of Environment and Natural Resources, or "SEMARNAT," is required if the intended activities may cause ecological imbalances or otherwise may surpass the limits and conditions set forth in the applicable regulations that protect the environment and the preservation and restoring of the ecosystems. To initiate our activities, an application was filed before SEMARNAT. SEMARNAT resolved that our activities cause no imbalances and are within the limits and conditions set forth in the applicable regulations that protect the environment and the preservation and restoration of the ecosystems.

Under Mexican law, generators of waste are categorized in accordance with the volume of waste they generate, as follows: (i) micro-generators (up to 400 kilograms per year); (ii) small-generators (from 400 kilograms to 10 tons per year), and (iii) large-generators (more than 10 tons per year). Our activities produce a volume of waste that categorizes us as micro-generators.

Our activities in Mexico produce hazardous and non-hazardous waste. Hazardous waste includes industrial waste with corrosive, reactive, explosive, toxic, flammable or biological-infectious characteristics. Although all residues may entail environmental obligations for generators, hazardous residues are subject to compliance with the most stringent rules. In our case, our business generates waste oils. Therefore, among our obligations in respect of hazardous waste are: (i) obtaining a registration before SEMARNAT of our management program for hazardous waste, and (ii) maintaining a record for our disposals (through official forms). There is no obligation to report this information.

In respect of the non-hazardous waste generated by our activities (mainly animal organic waste), we are subject to the provisions of the Environmental Protection Act of Baja California, or the “Environmental Provincial Act.” This statute provides for the management of special waste and the generators' responsibility to handle, transport and dispose of solid waste, unless that waste is transferred to the competent authority or to an authorized private company. Liability ceases upon deposit of the waste in authorized containers or at sites approved by the competent authority. In addition, the Environmental Provincial Act establishes that generators of special waste must maintain a Waste Management Program that specifies the form in which special waste is selected, gathered, transported and recycled after treatment or their final disposal in controlled terms. All non-hazardous waste must be handled by authorized companies registered as non-hazardous waste generators. It is mandatory to file annual reports to the relevant authority.

As mentioned above, we are also subject to the National Waters Act and the General Act for Sustainable Fishing and Aquaculture in Mexico, which, among other things, governs the grant of concessions for commercial fisheries. Concession holders have, among others, the following environmental obligations:

•	Assist in the preservation of the environment and the conservation and reproduction of species, including repopulation programs;

•	comply with the NOMs and measures of aquatic health; and

•	maintain in good condition land-based establishments and permanent or temporary cultivation equipment in water bodies.

We are also required to monitor our activities on all our farming sites for ongoing compliance and we are subject to periodic inspections. Our environmental monitoring requirements in Mexico include testing the quality of the water for harm caused by normal daily feeding activities (including the water's oxygen level, temperature and visibility), performing bi-weekly nutrient analysis of the water column, and performing sediment testing at each site twice per year to measure any impact on the local marine environment.

We have obtained permits for each farming location in Mexico and believe that we are in material compliance with applicable environmental laws and regulations.

Fishing Quotas
Internationally, ICCAT regulates Atlantic Bluefin Tuna quotas that are allocated to and enforced by individual countries, including Croatia. ICCAT quotas for individual countries can vary each year depending on the status of tuna stock worldwide. The Croatian Fishing Ministry allocates the ICCAT-mandated quota for Croatia annually on a boat-by-boat basis. Each boat permitted to engage in fishing activities each year by the Croatian Fishing Ministry is allocated a percentage of the total annual ICCAT fishing quota for that calendar year by the Croatian Fishing Ministry. For calendar year 2012, ICCAT allocated a quota of 367 metric tons to Croatia, of which we secured 36%, or 133 metric tons.

Fishing quotas in Croatia can be transferred, leased or assigned to other boat operators. In addition to the quota we own in Croatia, we also regularly lease quota from other boat operators. The Croatian Fishing Ministry also limits the number of boats that can fish for Bluefin Tuna in any given fishing season. In calendar year 2012, of the 39 boats allocated fishing quotas by ICCAT, only nine were permitted by the Croatian Fishing Ministry to engage in fishing activities. We had the right to receive the fish caught by three of those boats. In 2013, the number of boats will be decreased to seven. The number of boats allowed in subsequent years has not yet been determined.

ICCAT divides the boat allocations into three categories-boats up to 24 meters, boats from 24 meters to 40 meters and boats over 40 meters. ICCAT determines which boats to allow to fish by reviewing the fish quota allocations for all the boats over the past several years. The boats with the highest quotas (either quotas expressly granted to the boat or assigned to the boat by another operator) are granted fishing permits.

If any boat violates a provision of the ICCAT regulations, its fishing license is revoked and it is prohibited from any further fishing.

Farming Concessions
We operate our farming sites under concession permits granted by the applicable national authorities of Croatia and Mexico.

In Croatia, we currently operate five farming sites with an aggregate input quota of 1,972 metric tons of new Bluefin Tuna per annum. Following is a detailed breakdown of our farming sites and the terms of our concessions in Croatia as of June 30, 2012, which are based on both new fish allowed to enter farms annually and total farm fish holding capacity:

Site	Annual New Fish Input Quota (in metric tons) (1)	Maximum Farming Capacity (in metric tons)	Surface (in m2)	Expiration Date	Renewal Process
Mrdjina Field B	674	1,240	160,000	February 28, 2026	Restricted public bid
Fulija (2)	—	500	120,000	December 23, 2018	Restricted public bid
Zverinac	314	1,500	140,000	December 14, 2026	Restricted public bid
Mrdjina Field A	100	230	30,000	February 28, 2026	Restricted public bid
Lavdara (3)	884	1,560	197,000	April 23, 2032	Restricted public bid
Total	1,972	5,030	647,000
_________________________________

(1)
Each input quota is based on historical records of the respective farm location. We believe the quotas can be re-allocated to other existing farms (to the extent it would not exceed the farm's maximum farming capacity) or to any new farming site, although any change to the terms of the permit (including the farming quotas) are subject to approval.

(2)	Fulija's annual new fish input quota is combined with Mrdjina Field B.

(3)
Our award of the Lavdara concession requires a minimum utilization of twenty-four cages by April 2013. We plan to move currently unused cages to this location to meet this requirement once our Fiscal 2012-2013 harvest has been completed.

All concession permits are awarded until the indicated expiration dates.  Concession permits can be revoked due to a violation or breach of the respective concession permit, including failure to pay the concession fees or misuse, such as using the farming sites in contravention of the purpose set out in the permit, failing to comply with environment protection regulations and damaging the area surrounding farming sites. Prior to the revocation of the respective permit due to the violation and breach of the permit terms, the competent state authority gives the permit holder a chance to cure the non-compliance. Upon expiration, each of these concessions will be open for public bid if the competent local authority determines it is appropriate to subject the concession to a public bidding process. Concession permits may be terminated prior to the expiration of the term, even without any breach or violation, if the Croatian Parliament determines it is in the public interest to terminate the concession permit. Upon such termination, the concession user is entitled to recover damages.

In Mexico, we currently operate five sites, which are allowed an aggregate input of 2,720 additional metric tons of Bluefin Tuna per annum. Following is a detailed breakdown of our farming sites and the terms of our concessions in Mexico as of June 30, 2012:

Site	Farm (in metric tons) (1)	Maximum Number of Cages	Expiration Date	Renewal Process
Isla Coronado 1	720	18	November 23, 2020	Auto-renewal by the Mexico Department of Fisheries
Bahia Salsipuedes 1 (2)	400	10	August 15, 2022	Auto-renewal by the Mexico Department of Fisheries
Isla de Coronado 2	800	20	October 10, 2014	Auto-renewal by the Mexico Department of Fisheries
Bahia Salsipuedes 2	400	10	November 8, 2015	Auto-renewal by the Mexico Department of Fisheries
Punta Banda	400	10	August 16, 2020	Auto-renewal by the Mexico Department of Fisheries
Total	2,720	68
_________________________________

(1)	Based on maximum input per annum.

(2)	This concession site was moved to Punta Banda in fiscal 2012.

All concession permits are awarded until the indicated expiration dates, but can be suspended or revoked by the authorities citing the public interest. All four of these concessions may be extended with CONAPESCA's approval. For such purposes, an application requesting the extension of the concession period must be filed with CONAPESCA at least 30 days in advance of expiration; where applicable, the environmental impact authorizations must be in full force and effect. A concession title may be extended for an equivalent period, and the extension is subject to: (i) assessment of compliance with all the obligations established in the concession title; (ii) the opinion of the National Institute of Fishing, or “INAPESCA”, and (iii) compliance with the Programs of Aquaculture Management. Like in Croatia, we monitor various indicators of sea water quality in our Mexico operations daily or monthly, as applicable.

In addition, Croatian and Mexican governmental agencies require commercial fishing vessels to be licensed. Individual operators of the vessels are also subject to permit requirements. In Mexico, in connection with applicable regulations, these permits are issued by CONAPESCA. The permits require us to inform the competent authorities of the volume and location of the catch and report all the activities in the vessel through a log book.

We believe that our Croatian and Mexican operations are currently in compliance with all material aspects of these quota and licensing requirements.

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

Item 1A. RISK FACTORS

The following factors could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. This list should not be considered to be a complete statement of all potential risks or uncertainties as it does not describe additional risks of which we are not presently aware or that we do not currently consider material. We may update our risk factors from time to time in our future periodic reports. Any of these factors may have a material adverse effect on our business, financial condition, operating results and cash flows.

RISKS RELATED TO OUR BUSINESS

We rely on a single product, Bluefin Tuna, for all of our revenues and therefore are highly susceptible to changes in market demand, which may be affected by factors over which we have limited or no control.
We rely on a single product, Bluefin Tuna, for all of our revenues. We therefore are highly susceptible to changes in market demand, which may be impacted by factors over which we have limited or no control. Factors that could lead to a decline in market demand for Bluefin Tuna include, but are not limited to:

•	economic conditions, particularly in Japan;

•	evolving consumer preferences;

•	consumer perceptions about possible health risks related to Bluefin Tuna; and

•	consumer perceptions about Bluefin Tuna fishing.

We sell substantially all of our Bluefin Tuna inventory to Japanese customers and distributors. Sales to Japanese customers and distributors accounted for 98.9% and 98.1% for the years ended June 30, 2012 and 2011, respectively. Changes in economic conditions may negatively impact consumer spending. Prolonged negative trends in the Japanese or global economies can adversely affect consumer spending and demand for Bluefin Tuna, which could materially and adversely affect our business in terms of results of operations, financial position and liquidity.

Research has shown that wild tuna contains relatively high levels of mercury, a toxic substance. Studies have suggested that mercury may cause health problems, including an increased risk of cardiovascular disease and neurological symptoms. The high mercury concentration in tuna relative to other fish species is due to its large size and resulting high position in the food chain and the subsequent accumulation of mercury from its diet. As awareness of the real or perceived risks associated with the consumption of a fish that contains this substance spreads, increasing numbers of people may refrain from consuming tuna.

Responding to fears of a collapse of Bluefin Tuna stock in the Mediterranean and the Pacific Ocean, a number of tuna buyers have occasionally threatened boycotts unless drastic measures are taken to protect the tuna stock. In addition, some restaurants in Europe and the United States have stopped buying Mediterranean and Pacific Bluefin Tuna and replaced the Bluefin with other tuna species. If these boycotts become more widespread, they may have a negative impact on our results of operations.

Changes in market demand for Bluefin Tuna could materially and adversely affect our business in terms of results of operations, financial position and liquidity.

We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	obtain sufficient working capital to support our expansion;

•	expand our product offerings and maintain the high quality of our products;

•	manage our expanding operations;

•	maintain adequate control of our expenses allowing us to realize anticipated income growth;

•	implement our product development, sales, and acquisition strategies and adapt and modify them as needed;

•	successfully integrate any future acquisitions; and

•
anticipate and adapt to changing conditions in the tuna farming industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of the foregoing risks, our results of operations may be materially and adversely affected.

Because we derive all of our revenue from our Bluefin Tuna inventory and carry a significant portion of our assets in fish inventory, deterioration in inventory value and levels, which may be due to various factors over which we exercise limited or no control, could materially impact our business, results of operations, financial condition and liquidity.
We derive all of our revenue from Bluefin Tuna sales and carry a significant portion of our assets in fish inventory. For the year ended June 30, 2012, we generated net revenue of $97.4 million from inventory sales. At June 30, 2012, our fish inventory accounted for $40.7 million, or 37% of our total assets. Because of our reliance on a single inventory item for all of our revenue, we are highly susceptible to changes in Bluefin Tuna market prices and dependent on Bluefin Tuna sales as a source of liquidity. Bluefin Tuna market prices can be materially affected by foreign exchange rate changes, changes in consumer discretionary spending, macro-economic conditions, particularly in Japan, evolving consumer preferences, consumer perceptions about possible health risks related to sushi and sashimi in general, and Bluefin Tuna sushi or sashimi in particular, consumer perceptions about Bluefin Tuna fishing, changing conditions in Bluefin Tuna fisheries, customer consolidation and price seasonality.

We are also subject to significant changes in inventory value due to factors related to inventory losses. In particular, mortality occurring during the farming process and inclement weather can have a significant impact on inventory levels. For example, in the years ended June 30, 2012 and 2011, we suffered storm losses totaling approximately $0.2 million and $2.9 million in book value, respectively. Finally, while we have not had historical problems with infectious disease or water quality, each of these has the potential to have a material negative effect on our inventory.

Market price and inventory changes caused by factors over which we have limited or no control can also materially and adversely affect our liquidity. A significant reduction in our inventory levels or value could impair or prevent us from obtaining financing and executing our growth strategies, and could materially and adversely affect our financial condition and results of operations. Such reduction in inventory could also result in a default under our credit agreements and make any outstanding amounts immediately due and payable.

We may be adversely affected by fluctuations in raw material prices used in our farming operations.
Aside from original acquisition costs, feed costs, including sardines, anchovies, mackerel, herring, squid and other small fish related to farming our Bluefin Tuna is the largest component of our cost of goods sold. Feed costs experience price volatility caused by events such as market fluctuations, weather conditions, contamination of or disease outbreak in the population of fish used as feed or changes in governmental programs. The market price of these feed materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market resulting in a limitation on the availability of raw materials, which would hinder our ability to create biomass through our farming operations. These price changes may ultimately result in increases in the selling prices of our products, and may, in turn, adversely affect our sales volume, revenue and operating profit. If we are unable to pass on increases in our raw material costs, our margins could be materially and adversely affected.

We farm a significant portion of our Bluefin Tuna, and variations in our Bluefin Tuna's growth rates could have a material adverse effect on our business.
We farm a significant portion of our Bluefin Tuna and rely on biomass increases resulting from our farming efforts for a substantial portion of inventory growth. For example, in the years ended June 30, 2012 and 2011, biomass increases from farming accounted for 55% and 30% of our Bluefin Tuna inventory increases. Bluefin Tuna growth rates are subject to significant variation due to numerous factors, many of which are partially or completely beyond our control, including:

•	water temperatures;

•	the average size and overall size distribution of our Bluefin Tuna in any given period; and

•	the quality of the feed we are able to obtain for our Bluefin Tuna.

Variations in Bluefin Tuna growth rates could have a material and adverse effect on our liquidity and results of operations.

Our Mexico operations rely primarily on catching Bluefin Tuna to replace or increase inventory levels, and variations in the quantity of Bluefin Tuna we catch during a fishing season can materially impact our potential future revenues.
We have historically sold a significant percentage of our Bluefin Tuna inventory at our Baja Mexico operations each year. To replace or increase inventory, we rely on our ability to catch Bluefin Tuna during the fishing period. Fishing results can be highly variable, and we may be unable to catch an adequate number of Bluefin Tuna necessary to replace or increase inventory levels during a fishing season. Any inability to do so would negatively impact our potential future revenue and liquidity.

We may decide to purchase Bluefin Tuna from third parties, which can be significantly more expensive than catching Bluefin Tuna ourselves and therefore would negatively impact our margins.
Depending in part upon our success in fishing, we may be required to purchase Bluefin Tuna from third parties to meet our revenue targets. Certain purchases Bluefin Tuna from third parties has historically been much more expensive than the acquisition costs associated with fishing. Further, adequate supplies of Bluefin Tuna may not be available at reasonable prices, or at all. If we are required to purchase Bluefin Tuna from third parties, our margins will be negatively affected. If adequate supplies of Bluefin Tuna are not available at all, our results of operations and liquidity could be negatively affected.

Our management has significant discretion over how much Bluefin Tuna to harvest each year, and a decision to harvest a significant portion of our inventory in a given year could materially impact our future potential revenues.
Our management has significant discretion over how much Bluefin Tuna to harvest each year. A decision to harvest a significant portion of our inventory in a given year could materially and negatively impact our future potential revenues. A decision to farm an increased portion of our inventory in a given year could materially and negatively impact revenues in that period because it would result in a small amount of fish harvested and sold during that period, which is our only source of revenue.

We sell substantially all of our Bluefin Tuna to only a few customers.
We have derived, and expect to continue to derive, nearly all of our revenue from sales to a small number of customers. For the year ended June 30, 2012, our top six customers accounted for 99.3% of our net revenue. These customers sell almost all of their Bluefin Tuna to only a few trading houses for further sale into the Japanese market. We do not have long-term agreements with our customers. Accordingly, a customer may, on short or no notice, decide that it wishes to cease purchasing our Bluefin Tuna. The loss of any of these customers or non-payment of outstanding amounts due to us by any of them could materially and adversely affect our business in terms of results of operations, financial position and liquidity.

All of our significant customer contracts and some of our supplier contracts are short-term and may not be renewable on terms favorable to us, or at all.
All of our customers and some of our suppliers operate through purchase orders or short-term contracts. Though we have long-term business relationships with many of our customers and suppliers and alternative sources of supply for key items, we cannot be sure that any of these customers or suppliers will continue to do business with us on the same basis. Additionally, although we try to renew these contracts as they expire, there can be no assurance that these customers or suppliers will renew these contracts on terms that are favorable to us, if at all. The termination of, or modification to, any number of these contracts may adversely affect our business and prospects, including our financial performance and results of operations.

A decline in discretionary consumer spending may adversely affect our industry, our operations, and ultimately our profitability.
Luxury products, such as premium grade Bluefin Tuna sushi and sashimi, are discretionary purchases for consumers. Any reduction in consumer discretionary spending or disposable income may affect the Bluefin Tuna industry more significantly than other industries. Many economic factors outside of our control could affect consumer discretionary spending, including the financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels, and tax rates. Any reduction in discretionary consumer spending could materially adversely affect our business and financial condition.

Consolidation among our customers could lead to a reduction in selling prices and customer loss, which would harm our business, financial condition, operating margins, and operating results.
Our reliance on a small number of customers for substantially all of our revenues makes us particularly vulnerable to the effects of customer consolidation. Customer consolidation could lead to the loss of customers and reduced purchases. In addition, customer consolidation could increase our existing and potential customers' bargaining power, requiring us to reduce the price of Bluefin Tuna and offer more attractive sales terms. Ongoing consolidation could therefore harm our business, financial condition, operating margins, and operating results.

Our business depends on our ability to secure and renew relevant licenses, quotas and concessions directly or through third parties.
Bluefin Tuna fishing and farming is a highly regulated industry. Our operations require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. For example, commercial fishing operations are subject to government license requirements that permit them to make their catch. Further, our operations can be subject to input quotas, which strictly limit the number of Bluefin Tuna that we can bring into our farms in a single fishing season. In addition, our offshore farms that harbor the cages containing our Bluefin Tuna inventory are constructed pursuant to concessions granted by the local governments that have jurisdiction over the waters where our farms are located and, in some cases, have restrictions on the amount of biomass that we may maintain in the farms at any given time. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms, or at all, is subject to our ability to renew our existing licenses and permits or obtain new licenses and permits, changes in regulations and policies, and to the discretion of the applicable governments, among other factors. Our inability to obtain, or a loss of or denial of extension, to any of these licenses or permits could hamper our ability to produce revenues from our operations.

We operate in a highly regulated industry, and regulatory changes may have an adverse impact on our business.
Our business is subject to extensive regulation and licensing requirements, and we commit material financial and employee resources to comply with these regulations. Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

For years, the international community has been aware of and concerned with the worldwide problem of depletion of natural fish stocks. In the past, these concerns have resulted in the imposition of quotas that subject individual countries, such as Croatia, to strict limitations on the amount of fish they are allowed to catch. These quotas do not currently apply to our Mexico operations and, if that changes in the future, our financial condition and results of operations may be adversely affected. Environmental groups have been lobbying to have additional limitations on fishing imposed and have even made suggestions that would limit the activities of fish farms, including input quotas, limits on the amount held at farms and limits on the amount of fish that can be harvested in one season. If international organizations or national governments were to impose additional limitations on fishing and fish farm operations or impose a fishing moratorium, this could have a negative impact on our results of operations.

Our operations, revenue and profitability could be adversely affected by changes in laws and regulations in the countries where we do business.
The governments of countries into which we sell our products, from time to time, consider regulatory proposals relating to raw materials, food safety and markets, and environmental regulations, which, if adopted, could lead to disruptions in distribution of our products and increase our operational costs, which, in turn, could affect our profitability. To the extent that we increase our product prices as a result of such changes, our sales volume and revenues may be adversely affected.

Furthermore, these governments may change import regulations or impose additional taxes or duties on certain imports from time to time. These regulations and fees or new regulatory developments may have a material adverse impact on our operations, revenue and profitability. If one or more of the countries into which we sell our products bars the import or sale of Bluefin Tuna or related products, our available market would shrink significantly, adversely impacting our results of operations and growth potential.

There could be changes in the policies of the governments in the countries where we do business that may adversely affect our business.
The aquaculture industry in Croatia, Mexico and the importation of Bluefin Tuna into Japan are subject to policies implemented by their respective governments. These governments may, for instance, impose control over aspects of our business such as distribution of raw materials, Bluefin Tuna pricing and sales. If the raw materials used by us or our products become subject to any form of government control, then depending on the nature and extent of the control and our ability to make corresponding adjustments, there could be a material adverse effect on our business and operating results.

Separately, our business and operating results also could be adversely affected by changes in policies of these governments such as: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports on sources of supplies; or the expropriation or nationalization of private enterprises.

Climate change and related regulatory responses may impact our business.
Climate change as a result of emissions of greenhouse gases is a significant topic of discussion and may generate regulatory responses in the near future. For example, the changes in water temperature that may result from climate change could harm our business. It is impracticable to predict with any certainty the impact of climate change on our business or the regulatory responses to it, although we recognize that they could be significant.

To the extent that climate change increases the risk of natural disasters or other disruptive events in the areas in which we operate, we could be harmed. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, our plans may not fully protect us from all such disasters or events.

We may incur material costs associated with non-compliance with environmental regulations.
We are subject to various environmental regulations, including those governing discharges to water, the management, treatment, storage and disposal of hazardous substances, and the remediation of contamination. If we do not fully comply with environmental regulations, or if a release of hazardous substances occurs at or from one of our facilities or vessels or as a result of insufficient disposal of Bluefin Tuna food waste and excrement, we may be subject to penalties and could be held liable for the cost of remediation. For example, an accident involving one of our vessels could result in significant environmental liability, including fines and penalties and remediation costs. If we are subject to these penalties or costs, we may not be covered by insurance, or any insurance coverage that we do have may not cover the entire cost. Compliance with environmental regulations could require us to make material capital expenditures and could have a material adverse effect on our results of operations and financial condition.

If we or members of our fishing crews fail to comply with applicable fishing and farming regulations, our vessels may become subject to liens, foreclosure risks and various penalties and our fishing rights could be revoked.
Our industry is subject to highly complex statutes, rules and regulations. For example, we are subject to statutory and contractual limitations on the amount of fish we may harvest, as well as restrictions as to where we may fish. If we or members of our crew violate maritime law or otherwise become subject to civil and criminal fines, penalties and sanctions, our vessels could be subject to forfeiture and our fishing rights could be revoked. The violations that could give rise to these consequences include operating a vessel with expired or invalid vessel documentation or in violation of trading restrictions, violating international fishing treaties or fisheries laws or regulations, submitting false reports to a governmental agency, or interfering with a fisheries observer. Because our farming and harvesting activities take place at sea, outside the day-to-day supervision of senior management, our employees and contractors may have been guilty of infractions or violations that could subject them or us to significant penalties, which could have a material and adverse effect on our results of operations and financial condition.

In addition, our vessels may become subject to liens imposed by operation of maritime law in the ordinary course of business. These include liens for unpaid crew wages, liens for damages arising from maritime torts, liens for various services provided to the vessel and liens arising out of the operation, maintenance and repair of the vessel. The holders of these liens may have the right to foreclose on the vessel if the circumstances giving rise to the liens are not adequately addressed.

Our business is capital intensive and we may require additional financing in order to execute our business plan.
Commercial fishing operations and the establishment of commercial aquaculture operations are both capital intensive. In order to expand our operations and our fishing fleet and to catch sufficient quantities of Bluefin Tuna or purchase additional biomass to replace harvested or lost inventory, we may need to raise additional capital. We may pursue sources of additional capital by issuing securities through various financing transactions or arrangements, including joint ventures or projects, debt financing, equity financing or other means. In the past, we have addressed liquidity needs by issuing short- and long-term debt with commercially unfavorable terms, sometimes with warrants to purchase shares of our common stock. We may also consider advance sales and/or outright sales of tuna to customers prior to the time at which the tuna has reached optimal biomass, which could reduce our future revenue. For example, in the year ended June 30, 2012, we began harvesting Bluefin Tuna in July. There can be no assurance that any additional financing will be available when needed on commercially reasonable terms, or at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

In addition, sales of Bluefin Tuna typically occur during the winter (October through February) when the sea temperature is lowest to maximize the quality and value of the product. There are generally very limited sales generated during the rest of the year. Accordingly, we need to finance our operations with available capital during the non-selling months.

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

Seasonality and variability of our businesses may cause volatility in the market value of our securities and may hinder our ability to make timely payments on our debt.
Our business is seasonal in nature, and our net sales and operating results vary significantly from quarter to quarter. For example, we generate almost all of our revenue between October and February due to the harvesting of Bluefin Tuna, which has the highest revenue per kilogram of product sold during this period.

Our harvesting season straddles more than one quarter. As a result, the timing of the recognition of sometimes significant amounts of revenue from one quarter to another can be a function of unpredictable factors, such as the timing of when our customers arrive at our farms to purchase our Bluefin Tuna. Consequently, our results of operations for any particular quarter may not be indicative of results of operations for future quarterly periods, which make it difficult to forecast our results for an entire year. This variability may cause volatility in the market price of our shares. In addition, the seasonality and variability of our business means that at certain times of the year our cash receipts are significantly higher than at other times. Consequently, given that we are required to make regular interest payments to debt holders, there is a risk that we will experience cash shortages. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Fiscal Year.”

We may be unable to effectively manage our growth, which may harm our profitability.
Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We may be unable to:

•	meet our capital needs;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

We expect that acquisitions will continue to be an important part of our strategy. If we are unable to effectively complete and integrate acquisitions, this could materially and adversely affect our business, financial condition, and results of operations.
A significant part of our growth strategy is to continue to pursue acquisitions. Achieving the anticipated benefits of past and possible future acquisitions will depend in part upon whether we can integrate acquired operations, products, and technology in a timely and cost-effective manner. The acquisition and integration process can be complex, expensive, and time consuming, and may cause an interruption of, or loss of momentum in, activities and operations of both companies. We may not find suitable acquisition candidates, and acquisitions we complete may be unsuccessful. We may not consummate any particular transaction, but may nonetheless incur significant management time and effort and acquisition-related costs. If we consummate a transaction, we may be unable to integrate and manage acquired products and businesses effectively and if growth resulting from the transaction does not meet our expectations, our financial results could be negatively impacted. Assimilating previously acquired companies or companies we may seek to acquire involves numerous risks, including but not limited to:

•	adverse effects on existing customer relationships;

•	difficulties in integrating or retaining acquired company key employees;

•	potential downward pressure on operating margins due to lower operating margins of acquired businesses, increased headcount costs, and other expenses;

•	difficulties in integrating acquired company operations, such as IT resources, farming processes, and financial and operational data;

•	diversion of our management's attention from day-to-day business when evaluating and negotiating these transactions and integrating an acquired business;

•	potential incompatibility of business cultures;

•	difficulties managing different business models;

•	post-acquisition discovery of previously unknown liabilities assumed with the acquired business;

•	the failure to understand and compete in geographies where we have limited experience;

•	unanticipated litigation in connection with or as a result of an acquisition;

•	the potentially negative impact on our earnings per share; and

•	potential dilution to existing stockholders if we issue equity securities to finance acquisitions and potential increased debt either assumed in the acquisition or used to finance the acquisition.

If we are unable to effectively execute acquisitions, our business, financial condition, and operating results could be adversely affected.

We rely on our international operations for substantially all of our revenue and revenue growth, and international operations and expansion involve numerous risks that could adversely impact our business, financial condition, and operating results.
In fiscal 2009 through 2012, we generated all of our revenue from sales outside the United States. We anticipate that international operations will account for substantially all of our revenue in the foreseeable future. Our business and operating results therefore significantly depend upon our international operations and our ability to continue expanding in our existing international markets and enter into new international markets. In expanding our business internationally, we have entered and intend to continue to enter markets in which we have limited or no experience. We may fail to anticipate natural or competitive conditions in new markets that differ from those in our existing markets. These conditions may make it difficult or impossible for us to effectively operate in these markets. If our expansion efforts in existing and new markets are unsuccessful, our business, financial condition, and operating results would be materially and adversely affected.

We have been and continue to be exposed to other risks associated with international operations, including:

•	difficulties and costs of staffing and managing international operations across different geographic areas;

•	changes in currency exchange rates and controls;

•	potentially higher tax rates or additional tax liabilities;

•	uncertainty regarding tax and regulatory requirements in multiple jurisdictions;

•	the lack of financial and political stability in foreign countries, preventing overseas sales growth;

•	our ability to comply with customs, import/export, and other trade compliance regulations of the countries in which we do business, together with any unexpected changes in such regulations;

•	language and cultural barriers;

•	longer payment cycles;

•	greater difficulty in accounts receivable collection;

•	limitations on repatriation of earnings or on the conversion of foreign currencies;

•	inadequate local infrastructure that could result in business disruptions; and

•	any related conflicts or similar events worldwide.

For example, we conduct a substantial amount of business in Mexico. In recent years, there has been an increase in organized crime in Mexico. This has not had an impact on our operations, but this does increase the risk of doing business in Mexico. Additionally, we are also subject to regulations imposed by governments, and also to examinations by the tax authorities in Mexico and Croatia. Significant changes to these government regulations and to assessments by the tax authorities can have a negative impact on our operations and operating results in Mexico and Croatia.

In addition, our global operations are subject to numerous U.S. and foreign laws and regulations, including those related to anti-corruption, tax, corporate governance, imports and exports, financial and other disclosures and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. If we violate these laws and regulations, we could be subject to fines, penalties or criminal sanctions, and may be prohibited from conducting business in one or more countries. Any violation could have a material adverse effect on our business, financial condition, and operating results.

We conduct our business by means of contractual arrangements. If the Croatian and Mexican governments determine that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.
There are uncertainties regarding the interpretation and application of Croatian and Mexican laws, rules and regulations, including the laws, rules and regulations governing the validity and enforcement of the contractual arrangements. Although we have been advised by our counsel that based on their understanding of current laws, rules and regulations, the structure for operating our business in Croatia and Mexico (including our corporate structure and contractual arrangements with Lubin in Croatia and Marpesca in Mexico and their respective owners) comply with all applicable laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable laws, rules or regulations, we cannot assure you that the regulatory authorities will not determine that our corporate structure and contractual arrangements violate laws, rules or regulations. If the regulatory authorities determine that our contractual arrangements are in violation of applicable laws, rules or regulations, our contractual arrangements will become invalid or unenforceable. In addition, new laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements.

The Croatian and Mexican governments have broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Our contractual arrangements with Lubin and its respective owner may not be as effective in providing control over these entities as direct ownership.
We have no equity ownership interest in Lubin, and rely on contractual arrangements to control and operate Lubin and its businesses. These contractual arrangements may not be as effective in providing control over the company as direct ownership. For example, Lubin could fail to take actions required for our business despite its contractual obligation to do so. If Lubin fails to perform under its agreements with us, we may have to rely on legal remedies under Croatian law, which may not be effective. In addition, we cannot assure you that the owners of Lubin will act in our best interests.

Our operation in Mexico is located in an area that is subject to severe storms and local predators that may damage our inventory, thereby inhibiting our ability to make sales or obtain financings.
A large portion of our cash needs are met by short-term loans that are secured by live fish inventory. Our subsidiary, Baja Aqua Farms, located in Baja, Mexico, maintains its farming operations off the Pacific coast. This area is frequently visited by severe storms, including tsunamis. These storms can cause (as they have in the past) damage to the cages or swells large enough to allow predators such as seals and sea lions to gain entry to our cages and kill our Bluefin Tuna. In the years ended June 30, 2012 and 2011, we incurred storm losses of $0.2 million and $2.9 million, respectively. We maintain insurance covering these losses, subject to high deductibles. If these events occur with greater frequency, we may incur significant losses as a consequence of our inability to sell our inventory to our customers resulting in a negative impact on our results of operations. In addition, loss of value of our live inventory may prevent us from obtaining secured short-term loans which would hamper our ability to operate our business.

Exchange rate fluctuations could have an adverse effect on our results of operations.
Our operations are conducted in foreign currencies. For example, substantially all of our sales are paid for in Japanese Yen while most of our expenses are paid for in Croatian Kunas, Euros and Mexican Pesos. Any fluctuation in the value of the Japanese Yen against these currencies or any other currency, such as the U.S. Dollar, will affect the Japanese Yen value of our revenues in cases of revenues that are received in foreign currencies, which could have a material adverse effect on our business, prospects, financial condition and results of operations and thus affect the market price of our ordinary shares in the U.S.
Although we have not historically done so, we may, from time to time, seek to reduce the effect of exchange rate fluctuations on our operating results by purchasing derivative instruments such as foreign exchange forward contracts to cover our intercompany indebtedness or outstanding receivables. However, we may not be able to purchase contracts to insulate ourselves adequately from foreign currency exchange risks. In addition, any such contracts may not perform effectively as a hedging mechanism. See “Management's Discussion and Analysis of Financial Conditions and Results of Operations — Quantitative and Qualitative Disclosures about Market Risk.”

Our indebtedness could adversely affect our operations, including our ability to perform our obligations, fund working capital and pay dividends.
As of June 30, 2012, we had approximately $42.3 million of borrowings and $21.9 million of available borrowings. We may also be able to incur substantial additional indebtedness.

Our indebtedness could have important consequences to our operations, including the following:

•	we could have difficulty satisfying our debt obligations, and if we fail to comply with these requirements, an event of default could result;

•	if an event of default occurs, our lenders could foreclose on the security interests they hold on substantially all of our assets, as well as certain pledges of our and our subsidiaries' common stock;

•
we may be required to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the cash flow available to fund working capital, capital expenditures and other general corporate activities or to pay dividends;

•	covenants relating to our indebtedness restrict our ability to make distributions to our shareholders;

•
covenants relating to our indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and other general corporate activities, which may limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may be more vulnerable to general adverse economic and industry conditions; and

•	we may have difficulty repaying or refinancing our obligations on their respective maturity dates.

If any of these consequences occur, our financial condition, results of operations and ability to pay dividends could be adversely affected. This, in turn, could negatively affect the market price of our shares, and we may need to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds that may be realized from those sales, or that additional financing could be obtained on acceptable terms, if at all.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial condition and results of operations.
A significant portion of our long-term debt bears interest at variable rates based on certain announced interest rates plus margins stipulated in those agreements. We also finance capital acquisitions via capital leases at fixed rates of interest and the notes will be set at a fixed interest rate. As such, our net income is sensitive to both short-term and long-term movements in interest rates. We monitor, on an ongoing basis, market conditions and interest rate fluctuations that could result in increased interest expense on debt bearing variable rates of interest or on any new borrowing at fixed rates to finance capital expenditures. To manage this risk, we have and may continue to enter into interest rate swaps, caps or similar instruments based on anticipated exposure; however, we may not be able to prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition. There are many economic factors outside our control that have in the past and may, in the future, impact rates of interest including publicly announced indices that underlie the interest obligations related to a significant portion of our debt. Factors that impact interest rates include governmental monetary policies, inflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Should interest rates increase, it is likely that we will incur increased interest payment obligations and related expense. Such increases could have a material adverse effect on our financial condition and results of operations.

The loss of Oli Steindorsson, our Chairman, President and Chief Executive Officer, or any of our senior management, could impair our ability to operate.
If we lose Oli Steindorsson, our Chairman, President and Chief Executive Officer, our business could suffer. He has extensive contacts in Japan, where substantially all of our revenues are generated, and is fluent in Japanese. We have entered into an employment agreement with Mr. Steindorsson. The loss of Mr. Steindorsson could have a material adverse effect on our operations. If we were to lose our Chairman, President and Chief Executive Officer, we may experience temporary difficulties in competing effectively, developing our technology and implementing our business strategies. We have a small management team, and the loss of a key individual or inability to attract suitably qualified staff could materially adversely impact our business. We do not have key man life insurance in place for any of our key personnel.

Our operations are labor intensive, and our failure to attract and retain qualified employees may adversely affect us.
The Bluefin Tuna fishing and farming industry is labor intensive and requires an adequate supply of qualified workers willing to work in rough weather and potentially dangerous operating conditions at sea. We may experience a high rate of employee turnover. Labor shortages, the inability to hire or retain qualified employees or increased labor costs could have a material adverse effect on our ability to control expenses and efficiently conduct our operations. We may not be able to continue to hire and retain the sufficiently skilled labor force necessary to operate efficiently and to support our operating strategies, or we may not continue to experience favorable labor relations. In addition, our labor expenses could increase as a result of continuing shortages in the supply of personnel. Changes in applicable laws and regulations could increase labor costs, which could have a material adverse effect on our business, results of operations and financial condition.

We depend on an affiliate and third parties for our fishing and towing operations.
A large portion of our Croatia fishing and towing operations is conducted by Lubin, an affiliated entity owned by Dino Vidov, Kali Tuna's General Manager. Lubin owns a fleet of seven fishing vessels that catch fish, typically in the Adriatic, store them in cages and tow those cages back to our farming locations where they are transferred into permanent holding pens. We do not have our own fishing vessels in Croatia and, moreover, do not possess the requisite licenses to catch our own fish. If for any reason, Lubin would be unable or unwilling to continue to provide its services to us, we would not be able to fish in Croatia until we find a replacement for Lubin. Failure to find a replacement for Lubin, even on a temporary basis, may have an adverse effect on our results of operations. However, the Company has entered into twenty-year agreements whereby Lubin is required to provide services exclusively to Kali Tuna related to fish farming, live Atlantic Bluefin Tuna catching and catching of bait fish. Kali Tuna may also purchase feed and Bluefin Tuna from other suppliers.

Similarly, our Mexico fishing operations are currently conducted through third party leases of boats that have fishing licenses for Bluefin Tuna and are capable of catching the fish live. If for any reason we are unable to obtain such leases along with the rights to acquire the Bluefin Tuna in a given year we would likely have a temporary interruption in the supply of fish coming into the farm. Failure to lease or acquire boats with the requisite ability and licenses, even on a temporary basis, may have an adverse effect on our results of operations.

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

Failure to comply with the U.S. foreign corrupt practices act and local anti-corruption laws could subject us to penalties and other adverse consequences.

Our executive officers, employees and other agents may violate applicable law in connection with the marketing or sale of our products, including the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. The jurisdictions that our executives are active in prohibit bribery of government officials. However, corruption, extortion, bribery, pay-offs, theft and other fraudulent practices could potentially occur from time-to-time.

While we intend to implement measures to ensure compliance with the FCPA by all individuals involved with our company, our employees or other agents may engage in such conduct without our knowledge for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the target of any negative publicity as a result of actions taken by our employees or other agents.

Potential conflicts of interest with our majority shareholder and one of our officers may result in actions that are adverse to our interests and those of our shareholders.
Atlantis Group hf, an Icelandic corporation, is a supplier of fresh and frozen premium sustainable fish and seafood. At June 30, 2012, Atlantis was the beneficial owner of more than 60% of our issued and outstanding shares. In addition, Oli Valur Steindorsson, our Chairman, President and Chief Executive Officer, and Mike Gault, one of our directors, are shareholders and executive officers of Atlantis. As a result, Atlantis exercises control over the affairs of the Company. In addition, certain conflicts of interest now exist and will continue to exist between us and our executive officers and directors due to their having other employment, business and investment interests to which they devote some attention and they are expected to continue to do so. For example, Tim Fitzpatrick, our Chief Financial Officer, is the Chief Financial Officer of a separate private company. While Mr. Fitzpatrick currently has no conflicts in regards to acting as our Chief Financial Officer, in the event that a conflict of interest arises, Mr. Fitzpatrick may be forced to resign. Although we have created internal mechanisms for the resolution of potential conflicts of interest, there can be no assurance that in the future, Atlantis and the afore-mentioned individuals will necessarily act in our best interest.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers' financial condition and disputes between us and our co-venturers.
We may continue to co-invest with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. Consequently, with respect to any such arrangement, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

It may be difficult to effect service of process and enforcement of legal judgments upon our company, our officers and directors because most of our executive officers and several of our directors reside and substantially all of our assets are located outside the United States.
Most of our executive officers and three of our directors, Oli Valur Steindorsson, James White and Mike Gault, reside outside the United States. As a result, effecting service of process on our executive officers and directors may be difficult within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

Adverse litigation results could affect our business.
We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under “Business — Legal Proceedings.”

Outbreaks of disease can adversely affect our revenues and operating margins.
The outbreak of disease and other events could significantly restrict our ability to conduct our operations. The productivity and profitability of any tuna farming operation depends, to a great extent, on the ability to maintain fish health and control disease. Disease can reduce the number of offspring and hamper the growth of tuna. Diseases can be spread from other infected tuna, in feed, in water, by people swimming in the tanks or through the air. While we have not experience any disease outbreaks to date, we may experience outbreaks in the future. Any such outbreaks could have a material adverse effect on our business, financial condition and results of operations.

In addition, an outbreak of disease could result in governmental restrictions on the import and export of our Bluefin Tuna to or from our suppliers, facilities or customers even if our stock were not infected with such disease. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our business, financial condition and results of operations. Furthermore, any outbreak of tuna disease may result in a loss of consumer confidence in the protein products affected by the particular disease, adverse publicity and the imposition of export restrictions.

Any actual contamination of our products resulting from catching, towing, farming or harvesting of Bluefin Tuna or negative press from contamination experienced by other companies in our industry may adversely affect our operations or reduce our margins or profits.
We actively seek to control the quality of our Bluefin Tuna and avoid risk of contamination in our catching, towing, farming and harvesting of such products; however no quality control program is guaranteed to be completely effective. We are dependent on others for the reliable safe transportation of our products to the market place and the quality of our final product as experienced by the consumer may be impacted by disruptions in the transit process beyond our control. In addition, if our competitors experience problems with contamination of their products, even if we do not concurrently suffer similar adverse events, publicity of such problems could negatively impact our reputation. Actual contamination or reports of industry problems with contamination or poor quality may have a material adverse effect on our operations, including an increase in product liability claims, higher quality control and transport costs, reduced margins and decreased consumer interest in our products.

We have entered into debt financing deals in Mexico and Croatia, which have and may continue to restrict the repatriation of cash from our operating subsidiaries.
We have entered into debt financing deals in Mexico and Croatia, which include restrictions on transfers of cash out of the country. We may not be able to repatriate cash at exchange rates beneficial to the Company, which could have a material adverse effect on our financial position, results of operations or cash flows.

We do not have any registered patents or other registered intellectual property on our production processes and we may not be able to maintain the confidentiality of our processes.
We have no patents or registered intellectual property covering our farming and harvesting processes and we rely on the confidentiality of these processes in farming a competitive product. The confidentiality of our know-how may not be maintained and we may lose any meaningful competitive advantages that arise through our proprietary processes. Due to the lack of such protection, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary farming methods. Monitoring unauthorized use of our farming process is difficult and this may have a material adverse effect on our competitive advantage.

Our proprietary farming system could be replicated creating additional competition in the Bluefin Tuna industry.
Despite our first mover advantage and the substantial amount of research and development and resources that we believe would be required to replicate our extended cycle farming system, over time and with significant capital, it is possible that other producers could replicate our model with a certain degree of success. This could put our market share and competitive advantages at risk.

Ineffective disclosure controls and procedures and internal control over financial reporting may result in material misstatements of our financial statements.
In this Annual Report on Form 10-K for the year ended June 30, 2012, we have disclosed that our Chief Executive Officer and

Chief Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting were not effective. This conclusion was based on their assessment that there were control deficiencies that constituted a material weakness related to accounting for deferred income taxes in international jurisdictions, such as:

•	Inadequate consideration of the provisions of ASC 740 by our external service provider resulting in process inadequacies in the accounting for deferred income taxes; and

•	Inefficient and ineffective review practices by our internal personnel.

Even after corrective actions are implemented, the effectiveness of our controls and procedures may be limited by a variety of risks including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	collusion of two or more people;

•	inappropriate management override of procedures; and

•	the risk that enhanced controls and procedures may still not be adequate to assure timely and reliable financial information.

These control deficiencies, if un-remedied, may result in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been, or may not be, prevented or detected on a timely basis.

RISKS RELATED TO OUR COMMON STOCK

Because we missed the filing deadlines for our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and September 30, 2011, our stock may be removed from the OTC Bulletin Board, resulting in greater difficulties to trade our stock.
Our common stock is included for quotation on the OTC Bulletin Board. Under the rules of FINRA, the self-regulatory organization that governs the OTC Bulletin Board, if an issuer fails to file a complete required annual or quarterly reports by the due dates for such reports three times in a prior two-year period, its securities may be removed from the OTC Bulletin Board. We failed to timely file our Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and September 30, 2011 and our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 during a two-year measurement period. Therefore, our common stock may be removed from the OTC Bulletin Board. Such removal could significantly affect the market price and liquidity of our common stock and/or hamper our ability to raise additional capital.

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

•
variations in our operating results as the result of fluctuations in our revenues and operating expenses, expenses that we incur, prices of feed used in our business, the price that customer are willing and able to pay for our products and other factors;

•	announcements of new acquisitions or other business initiatives by our competitors;

•	our ability to take advantage of new acquisitions or other business initiatives;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts' estimates affecting our company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements by relevant governments pertaining to additional quota restrictions; and

•	fluctuations in interest rates and the availability of capital in the capital markets.

Many of these and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

We became a public company through our acquisition of a public shell company pursuant to which we assumed all known and unknown potential liabilities of our predecessor entity.
We became a public company through the acquisition of a public shell company that did not have significant operations or assets at the time of the transaction, but previously was engaged in selling and marketing lighting products and accessories in the North American markets. We may be exposed to undisclosed liabilities related to the prior operations of the shell company and we could incur losses, damages or other costs as a result of such exposure. These losses, damages and costs from such undisclosed liabilities could be significant, and could have a material adverse effect on our business, financial condition and results of operations.

We do not currently intend to pay dividends on our common stock.
We do not intend to declare dividends in the near future, as we anticipate that we will reinvest any available funds and future earnings in the development and growth of our business. Therefore, you would not receive any funds unless you sell your common stock, and you may be unable to sell your shares on favorable terms or at all. You may not achieve a positive return on your investment in our common stock, and you may lose part or all of your investment.

Our directors and executive officers have a high concentration of common stock ownership.
Based on the 59,512,066 shares of common stock that are outstanding (excluding shares underlying Warrants) as of June 30, 2012, our executive officers and directors beneficially own approximately 68% of our outstanding common stock. Such a high level of ownership by such persons may have a significant effect in delaying, deferring or preventing any potential change in control of our company. Additionally, as a result of their high level of ownership, our officers and directors might be able to strongly influence the actions of our board of directors and the outcome of actions brought to our stockholders for approval. Such a high level of ownership may adversely affect the voting and other rights of our stockholders.

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

Item 1B. Unresolved Staff Comments

None.
Item 2.  PROPERTIES.

We own approximately 75,000 square feet of land in Lamjana Bay, Community of Kali, Croatia, consisting of approximately 53,000 square feet of working area, housing the main office building, cold storage building processing plant and two warehouses.  We also have the right of use of a ship wharf located adjacent to the property under a ten-year concession agreement that expires in 2013.  We believe that suitable additional space to accommodate our anticipated growth in Croatia will be available on commercially reasonable terms.

We lease buildings of approximately 206,000 square feet of working area in Ensenada, Baja California, Mexico, housing the main office building for our Mexico operations, building processing plant and two warehouses under a number of separate lease agreements that expire between December 2012 and October 2014.  We believe that suitable additional space to accommodate our anticipated growth will be available on commercially reasonable terms.

We lease office space of approximately 8,500 square feet of working area in San Diego, California, housing our corporate headquarters under a lease agreement that expires on June 1, 2016. We believe that suitable additional space to accommodate our anticipated growth will be available in the future on commercially reasonable terms.

Item 3.  LEGAL PROCEEDINGS.

From time to time, we may be named in claims arising in the ordinary course of business. Currently, except as described below, no legal proceedings or claims are pending against us or our subsidiaries that could reasonably be expected to have a material adverse effect on our business or financial condition.

Financial Police of the Ministry of Finance of the Republic of Croatia
In June 2008, Croatian Financial Police concluded an inspection of certain of Kali Tuna's transactions and alleged the following underpayments of taxes and related interest:

•
Underpayment of value added taxes for calendar year 2006 and related interest, totaling approximately $1.5 million, relating to the sales of Kali Tuna's inventory to its 50%-owned subsidiary, Kali Tuna Trgovina, at its (purchase) production cost.

•
Unpaid taxes on profit for the year ended June 30, 2007 and related interest, totaling approximately $0.1 million, relating to sales of Kali Tuna's inventory to Atlantis Resources ehf (an Icelandic subsidiary of Atlantis Group, which was Kali Tuna's ultimate parent at the time).

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

The subsequent inspection ended with the same allegations and Kali Tuna again appealed in April 2010. The appeal was once again successful and the claim was dismissed, but the Financial Police were required to repeat the inspection for a third time. Kali Tuna continued to contest the allegations.

On January 30, 2012, the Croatian government terminated the Financial Police as a separate department of the Ministry of Finance. All of the cases assigned to the Financial Police, including Kali Tuna's case, have been assigned to the Tax Office of the Croatian Ministry of Finance.

On June 19, 2012, the Croatian Ministry of Finance completed the third inspection and issued a report stating that there were no irregularities and Kali Tuna was in compliance with applicable regulations. The ruling is final and the tax inspection has been closed.

Croatian Customs Authorities
In February 2011, Croatian Customs Authorities (CA) declared Kali Tuna, together with another Croatian tuna farming entity (the “seller”), jointly liable for a tax debt totaling about $0.9 million related to the purchase of live tuna and some bait that the seller sold to Kali Tuna. The tax debt consists of customs duties, value added tax and default interest which the CA allowed the seller not to pay based on the expected export of the live tuna. Since the seller instead sold the tuna locally to Kali, the duties, taxes and interest became payable immediately. Due to its insolvency and bankruptcy, the seller was only able to pay $0.1 million of the debt. Although Kali Tuna filed a complaint contesting the CA decree, it paid the $0.8 million in April 2011 in order to avoid possible enforcement. Management expects, based upon the facts and circumstances, that Kali Tuna's appeal should ultimately prevail and the CA decree will be annulled and that any funds paid will be reimbursed.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock has been included for quotation on the OTCBB under the stock symbol “UMAM” since August 20, 2010. Prior thereto, it was included for quotation on the OTCBB traded under the symbol “LNLT”.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTCBB for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions. Particularly since our common stock is traded infrequently, they may not necessarily represent actual transactions or a liquid trading market.

Year Ended June 30, 2011	HIGH	LOW
First Quarter	$4.25	$1.53
Second Quarter	$4.25	$1.78
Third Quarter	$3.29	$1.60
Fourth Quarter	$3.25	$2.70

Year Ended June 30, 2012	HIGH	LOW
First Quarter	$3.06	$2.10
Second Quarter	$2.65	$1.50
Third Quarter	$2.50	$1.55
Fourth Quarter	$2.25	$1.10

On October 9, 2012, the closing price for our common stock on the OTC Bulletin Board was $2.10 per share.

Number of Stockholders
As of October 9, 2012, there were 95 shareholders of record of our common stock.

Dividends
Neither we, nor any of our subsidiaries, have declared or paid dividends on our capital stock in the past, and currently do not expect to pay cash dividends or made any other distributions on common stock in the future. We expect to retain all available funds and future earnings, if any, for use in the operation and expansion of our business, to pay down debt and to fund future growth. Any future determination to pay dividends on common stock will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, business conditions and covenants under any applicable contractual arrangement, and such other factors as the board deems relevant. In particular, unless waived, the terms of our credit facility with AMERRA Capital Management, LLC ("AMERRA") prohibit us from paying cash dividends and making certain other restricted payments, and also prohibit certain transactions with affiliates, without AMERRA's prior written consent, except with respect to shares of our stock or in connection with a warrant issued by us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”

Share Repurchases
We have never repurchased any shares of our common stock.

Sales of Unregistered Securities
From June 30, 2010 through August 10, 2010, we issued 8,720,000 units to various third party investors and two related party investors, Aurora Investment Ltd. and Aur Capital Inc. Each unit consisted of one share and a warrant to purchase 0.2 shares of our common stock at $2.00 per whole share. These warrants were five-year warrants with respect to 1,460,000 shares and three-year warrants with respect to 284,000 shares. The purchase price per unit was $1.00. We received gross proceeds totaling $8,720,000. In connection with the offering, we paid $122,200 and issued 575,400 shares of common stock and three-year warrants to purchase 872,000 shares of our common stock at an exercise price of $2.00 per share as fees to two placement agents.

On June 30, 2010, we issued a three-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share. The warrant was issued to an agent in connection with a loan transaction and was exchanged for a warrant to purchase shares of common stock of Kali Tuna previously issued by Atlantis.

On October 7, 2010, we issued a five-year warrant to purchase 2,981,000 shares of our common stock at an exercise price of $1.50 per share for 1,000,000 shares and an exercise price of $1.00 per share for the balance of the shares. The warrant was issued to the lender in a loan transaction that generated gross proceeds to us of $5.6 million. In connection with the debt issuance, we also issued warrants to purchase 298,100 shares of our common stock to a placement agent. These warrants were exercisable at $1.10 per share with respect to 198,100 of the shares and $1.80 per share for the balance. The warrants issued to the placement agent were replaced in October 2011 with new warrants in connection with the settlement of a dispute.

On October 20, 2010, we issued 1,000,000 units to a single accredited investor, with each unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $1.80 per share. Each unit was issued for $1.50, resulting in gross proceeds of $1.5 million. We paid $0.2 million in costs related to the offering and issued warrants to purchase 100,000 shares of our common stock at an exercise price of $1.65 per share as fees to a placement agent The warrants issued to the placement agent were replaced in October 2011 with new warrants in connection with the settlement of a dispute.

Between October 28, 2010 and November 18, 2010, we consummated the sale of 1,666,666 shares of our common stock and five-year warrants to purchase 1,666,666 shares of our common stock at an exercise price of $1.80 per share to various third party investors. We received gross proceeds of $2.5 million in the transaction. In connection with the issuances, we paid placement agents an aggregate of $425,000 and issued such placement agents warrants to purchase an aggregate of 283,333 shares of our common stock on the same terms as the warrants sold in the private placement, but an exercise price of $1.80 per share with respect to 200,000 shares and $1.65 per share for the 83,333 share balance. The warrants issued to the placement agent to purchase 83,333 shares of our common stock were replaced in October 2011 with new warrants in connection with the settlement of a dispute.

On November 15, 2010, we issued five-year warrants to purchase 137,500 shares of our common stock at an exercise price of$1.10 per share. The warrants were issued to an agent in connection with a loan transaction. The warrants were replaced in October 2011 with new warrants in connection with the settlement of a dispute.

On November 30, 2010, we issued 10.0 million shares of our common stock to two entities (3.0 million to MotoMax C.V. and 7.0 million to Salander Holdings) in connection with the completion of the acquisition of Baja Aqua Farms, S.A. de C.V., and its affiliate Oceanic Enterprises, Inc.

On April 1, 2011, in conjunction with a public and investor relations service provider agreement, we granted the provider five-year warrants to purchase 150,000 shares of our common stock at an exercise price of $1.50 per share.

On June 2, 2011, we issued 100,000 shares of our common stock to an investor relations firm in settlement of a dispute over an investor relations agreement.

Between July 7, 2011 and August 1, 2011, we issued three-year warrants to a related party (Atlantis Group hf) to purchase 258,948 shares of our common stock at an exercise price of $3.00 in connection with a loan transaction that generated gross proceeds to us of $5.1 million.

On August 3, 2011, we issued five-year warrants to purchase 90,000 shares of our common stock at an exercise price of $2.70 to an agent in connection with a loan transaction that generated gross proceeds to us of $3.0 million.

On August 26, 2011, we issued five-year warrants to a lender to purchase 500,000 shares of our common stock at an exercise price of $1.50 per share in connection with a loan transaction.

In October 2011, as compensation for services rendered and in settlement of a dispute related thereto, we issued to certain placement agents and their respective affiliates five-year warrants to purchase 650,000 shares of our common stock as replacement for the warrants to purchase 618,933 shares of our common stock discussed above and issued warrants to purchase an additional 31,067 shares of our common stock. The warrants are exercisable at prices ranging from $1.00 to $1.65 per share with a weighted-average price of $1.43 per share.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereunder, as they were issued in reliance on the recipients' representation that they were accredited (as such term is defined in Regulation D), without general solicitation and represented by certificates that were imprinted with a restrictive legend. In addition, all recipients were provided with sufficient access to company information.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended June 30, 2012 and 2011 should be read in conjunction with our consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations” are “forward-looking statements.” See “Forward-Looking Statements” under Item 1. We intend this MD&A section to provide you with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following sections comprise this MD&A:

•	Overview

•	Outlook

•	Key Business Indicators

•	Components of Revenue and Expenses

•	Critical Accounting Policies and Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Seasonality and Fiscal Year

•	Inflation

Overview
We fish for and farm Bluefin Tuna. We employ environmentally sound fishing practices and fish farming practices, which we refer to as aquaculture, to help meet market demand for Bluefin Tuna while supporting their long-term sustainability. We own and operate Kali Tuna, a limited liability company organized in 1996 under the laws of the Republic of Croatia, which is a Northern Bluefin Tuna farming operation located in the Adriatic Sea off the coast of Croatia. We also own and operate Baja, a corporation organized in 1999 under the laws of the Republic of Mexico, which is a Pacific Bluefin Tuna farming operation located in the Pacific Ocean off Baja California, Mexico.

Our core business activity is farming and selling Bluefin Tuna. We generate all of our revenue from the sale of Bluefin Tuna primarily into the Japanese sushi and sashimi market, and our sales are highly seasonal. Our farming operations increase the total weight of our Bluefin Tuna, which we refer to as biomass, by catching or, less frequently, purchasing Bluefin Tuna and then transporting them to our farms for optimizing the growth cycle by maintaining our Bluefin Tuna biomass inventory in farm pens over extended cycles.

We are a June 30-based fiscal year company and due to the optimal seasonality for harvesting Bluefin Tuna in winter, we typically generate little or no revenue in our first fiscal quarter (the three months ending September 30) or our fourth fiscal quarter (the three months ending June 30). In Croatia, our harvest months are typically from November through February, while in Mexico, our harvest months are typically from October through December.

We sell substantially all of our Bluefin Tuna to a small number of Japanese customers. In fiscal 2011, sales to four customers accounted for 98.9% of our net revenue and in fiscal 2012, sales to these same four customers plus two additional customers accounted for 99.3% of our net revenue. As a result, we anticipate continuing to generate substantially all of our revenue from a small number of Japanese customers. We are therefore susceptible to changes in Japanese demand for Bluefin Tuna, which may be materially affected by macroeconomic changes, among other things, as well as exchange rate fluctuations between the Japanese Yen and the US dollar. Our Japanese customers' contract for and pay for Bluefin Tuna purchases in Japanese Yen. We negotiate over a period of several months with more than 15 potential customers who have the ability to buy Bluefin Tuna from us in bulk through a distribution channel centered around freezer boats, which process, freeze, and transport up to 800 tons of Bluefin Tuna in a single shipment. At the conclusion of our negotiations we select four to six customers who have offered to buy in large bulk at a mutually agreed price. Because of the scale of bulk purchases in this freezer boat channel we sell to a small number of customers. We believe that we are not captive to any customer and that there are alternatives purchasers consistently available while we are negotiating price and volume terms. We can also sell a smaller amount of our Bluefin Tuna through a fresh sales channel by truck and air transport to auction houses primarily in Japan.

Our ability to hire, train and retain a skilled aquaculture workforce, availability of high-quality feed, how we manage the feeding process, water quality and temperatures are critical factors affecting the growth of our biomass. Our farming operations are also subject to conditions of nature primarily related to storms and water quality, and our Mexican operations are also subject to natural predators. At our Mexican operations, storms can damage cages to the point where Bluefin Tuna may escape or be killed. Storms also may allow predators such as seals and sea lions to enter the cages and kill our Bluefin Tuna. At our Croatian operations, storms are generally less severe, our cages are more protected by natural features such as islands, and there are no natural Bluefin Tuna predators. We carry insurance policies for both operations for loss, under which we have chosen relatively high deductibles. In the years ended June 30, 2012 and 2011, we incurred storm-related losses, including losses due to predators, of $0.2 million and $2.9 million, respectively.

Prior to June 30, 2010, we were a shell company known as Lions Gate Lighting Corp. ("Lions Gate"). On June 30, 2010, Lions Gate and Atlantis Group hf ("Atlantis"), our majority stockholder, completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin Tuna Acquisition Group ("Bluefin") in consideration for the issuance to Atlantis of 30.0 million shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna, a wholly-owned subsidiary of Bluefin acquired in 2005, and an indirect subsidiary of Atlantis, became an indirect wholly-owned subsidiary of Lions Gate. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes. On July 20, 2010, we acquired 33% of Baja, and on November 30, 2010, we acquired virtually all of the remaining shares of Baja and all of the shares of its related party Oceanic. We currently own 99.98% of Baja.

Outlook
Tuna sales increased from $57.0 million for the year ended June 30, 2011 to $97.4 million for the year ended June 30, 2012. However, part of our revenue growth was due to a substantial reduction in existing Bluefin Tuna inventory, from approximately 3,400 metric tons at June 30, 2011, to approximately 2,300 metric tons at June 30, 2012, as we decided to sell a larger percentage of our total biomass in fiscal 2012 compared to fiscal 2011 to meet liquidity needs. This significant reduction in the biomass retained for farming reduces the growth potential for fiscal 2013. If we do not significantly increase our Bluefin Tuna inventory by catching and/or purchasing significant quantities of Bluefin Tuna in fiscal 2013, net revenue may be negatively affected. Even if we significantly increase our Bluefin Tuna inventory, our net revenue may be negatively affected, depending on how much of our Bluefin Tuna inventory we decide to retain for farming beyond fiscal 2013.

Key Business Indicators
In addition to traditional financial measures, we monitor our operating performance using financial and non-financial metrics that are not included in our consolidated financial statements. The following are key business indicators we regularly use:

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

Existing Biomass Growth. Existing biomass growth is a key measure because it tells us how many kilograms of growth we can expect from our current biomass, which in turn will allow us to produce biomass for further growth or sale. Existing biomass growth is the difference in the total biomass of our existing Bluefin Tuna between one measuring point and another, net of natural mortalities. Biomass growth varies depending on water temperature, age, size and condition of Bluefin Tuna, the quantity and quality of feed we obtain and provide, and any natural mortalities that occur. Younger Bluefin Tuna grow at a faster rate than mature Bluefin Tuna. Newly acquired Bluefin Tuna that have not been fully fed previously will typically have a higher growth rate than the Bluefin Tuna that have become accustomed to farm feeding after being in our farms for a few months. Bluefin Tuna are warm-blooded fish, meaning they can regulate and raise their body temperatures above water temperatures by means of muscular activity, and as such will grow more slowly in cold water because they utilize a portion of the energy from feeding to keep warm. Existing biomass growth is a key measure because it informs us of the projected amount of biomass available for future sale, which, along with cost data, is a key factor in management decisions regarding optimal operational scale and duration for growing and farming operations. Biomass growth increased 84 metric tons, or 6%, from 1,413 metric tons for the year ended June 30, 2011, to 1,497 metric tons for the year ended June 30, 2012. The increase in growth was primarily due to the fact that growth for the year ended June 30, 2012 reflects growth at our Baja operations for the entire twelve months. In the year ended June 30, 2011, our Baja operations provided seven months of growth because we completed the acquisition on November 30, 2010.

Feed Conversion Ratio. Feed conversion ratio, or FCR, is the measure of how many kilograms of feed it takes to add one kilogram of weight to our Bluefin Tuna stock. FCR is dependent upon a large number of factors, including the total quantity and fat content of feed, the size of the Bluefin Tuna, and the temperature of the water. Lower FCR typically means lower feed costs per kilogram of biomass and therefore higher gross margin potential for the same feed cost. However, variances in feed costs also affect gross margin potential. In general, the higher the fat content of feed, the higher our feed costs will be. We continually seek to refine our Bluefin Tuna feeding practices to improve our FCR. FCR decreased 1.72, or 9%, from 19.08 for the year ended June 30, 2011 to 17.36 for the year ended June 30, 2012. The decrease in FCR was primarily due to colder weather and more storms in Mexico during the year ended June 30, 2011 that caused interruptions of feeding and decreased growth patterns of our biomass at our Mexican operation.

Caught Bluefin Tuna. Caught Bluefin Tuna is a key biomass measure. The size of our annual catch directly affects the amount of biomass in our farms growing as inventory, which directly affects potential future revenue. Our Baja operations are subject to input limits on the amount of biomass we can add to our farms annually. Our Croatian operations are regulated by a catch quota system and maximum input and capacity limits on our farms. A regulatory body, the International Commission for the Conservation of Atlantic Tunas, or ICCAT, issues a total catch quota for Croatia for each year based in part upon advice from scientists. Each Croatian vessel that is licensed to catch Bluefin Tuna is assigned a certain portion of that quota. These fishing quotas are subject to annual review and renewal, and may be materially decreased. In the year ended June 30, 2011, our Croatian operations caught 133 metric tons of Bluefin Tuna, with 70 metric tons coming from M.B. Lubin d.o.o., a Croatian limited company, and the balance coming from quotas leased from other companies. In the year ended June 30, 2012, we caught a total of 1,201 metric tons of Bluefin Tuna, with 1,069 metric tons caught by our Mexican operations and 132 metric tons caught by our Croatian operations. Historic catches are not necessarily indicative of future catches. The increase in the year ended June 30, 2012 compared to the year ended June 30, 2011 was primarily due to the fact that this was the first year we completed a fishing season at our Mexican operations, as we acquired it in November 2010 (which was after the completion of the 2010 fishing season). Our overall fishing results are subject to material changes based on circumstances beyond our control related to fish habits and changes in regulatory requirements and environmental conditions, and our Baja results are also subject to material changes based on the number and quality of boats and supporting infrastructure we are able to employ in a given fishing season.

Purchased Bluefin Tuna. Our available capital, the availability of Bluefin Tuna for sale at any given time, and market prices for Bluefin Tuna affect our tuna purchases. We will consider purchases of live Bluefin Tuna based on available capital and market opportunities. In the year ended June 30, 2011, we purchased 150 metric tons for our Croatian operation. In the year ended June 30, 2012, we did not made any purchases of live tuna for our farming operations due to our lower available capital and fewer market opportunities during the period.

Acquisition of Baja. On November 30, 2010, we acquired the Baja operation. As a result of this acquisition, we acquired 3,080 metric tons of Bluefin Tuna.

Storm Losses. Storm losses negatively affect the amount of biomass available for future sale and therefore potential future revenue. We maintain insurance covering storm losses, subject to high deductibles. Storm losses decreased 208 metric tons, or 92%, from 227 metric tons for the year ended June 30, 2011, to 19 metric tons for the year ended June 30, 2012. The decrease primarily resulted from improved weather conditions in Mexico and less storm losses as we moved most of our Bluefin Tuna in Mexico to a more secure farm at Punta Banda that was acquired in December 2011 that is more sheltered from storms than our other farm sites in Mexico.

Bluefin Tuna Sales. Sales of our Bluefin Tuna in the past have not been limited by demand, but by the amount that we have determined to sell. Our Bluefin Tuna sales may also be affected by market supply. A decrease in market supply would generally lead to an increase in market prices, which would affect the amount that we determine to sell. Tuna sales reduce inventory levels and therefore negatively affect potential future revenue from our farming operations. Bluefin Tuna sales increased 909 metric tons, or 32%, from 2,851 metric tons for the year ended June 30, 2011, to 3,760 metric tons for the year ended June 30, 2012. The increase was due to several factors. Our sales for the year ended June 30, 2012 reflect sales from our Baja operations for the entire twelve months. In the year ended June 30, 2011, our Baja operations provided seven months of sales as we completed the acquisition on November 30, 2010. Additionally, we decided to sell a larger percentage of our total biomass in fiscal 2012 compared to fiscal 2011 to meet liquidity needs.

The following table summarizes our estimated biomass and changes in biomass for the year ended June 30, 2012 and 2011 in metric tons. We acquired our Baja biomass on November 30, 2010. Therefore, for the year ended June 30, 2012, changes in Baja biomass is for the seven month period from November 30, 2010 through June 30, 2011, in metric tons.

	Year Ended June 30,
	2012	2011
Beginning biomass	3,418	1,720
Acquired in Baja acquisition	—	3,080
Growth, net of mortality	1,497	1,413
Caught	1,201	133
Purchased for farming	—	150
Storm losses	(19)	(227)
Biomass sales	(3,760)	(2,851)
Ending	2,337	3,418

Net biomass added from operations during year	2,679	1,469

Biomass Capacity. From June 2011 through September 2011, we completed a series of acquisitions of Croatian farming concessions that increased the biomass capacity of our Croatian farms from 3,240 metric tons to 5,030 metric tons as of June 30, 2012. In December 2011, we completed a farming concession acquisition that increased the biomass input capacity of our Mexican farms by 400 metric tons to a total of approximately 2,720 metric tons as of June 30, 2012. While we have added biomass capacity at both operations, we have not yet expanded our biomass to utilize such additional capacity due to capital constraints, and do not anticipate fully utilizing our capacity for the foreseeable future until adequate financing has been arranged.

Revenue Per Kilogram. The revenue we generate per kilogram of biomass sold is a key factor to our operating results. Our overall average revenue per kilogram of biomass sold that we realized increased from $20.01 in the year ended June 30, 2011 to $25.91 in the year ended June 30, 2012. Our revenue per kilogram of biomass sold is impacted by the size distribution of the Bluefin Tuna we sell. Generally, Bluefin Tuna sell for more per kilogram as they increase in size (sales prices can be up to 33% more for larger tuna than smaller tuna), and the average size of Bluefin Tuna sold by our Croatian operations have been larger than our Mexican operations. Market prices for Bluefin Tuna generally have varied significantly due in part to supply and demand changes. Attempting to explain the reasons for the changes would be speculative, and we are unable to predict future supply and demand changes. Market prices have also increased in US dollar terms in each of the prior two years because of the strengthening of the Japanese Yen relative to the US dollar, as sales to Japanese customers have accounted for approximately 99% of our Bluefin Tuna sales and are priced in Japanese Yen.

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

The following non-GAAP table is a summary of our costs and margins showing our gross margin and the effect of the purchase price adjustment for the years ended June 30, 2012 and 2011 (in thousands):

	Year Ended June 30,
	2012	2011
Net Revenue	$97,433	$57,049
Cost of Goods Sold	(50,401)	(43,227)
Gross Profit	$47,032	$13,822

Gross Profit %	48%	24%

Add back: estimated cost of goods sold in excess of catch and farming costs	$2,238	$9,838

Estimated non-GAAP gross profit based on catch and farming costs	$49,270	$23,660

Estimated non-GAAP gross profit % based on catch and farming costs	51%	41%

The following table is a summary of non-GAAP net income attributable to Umami stockholders. Non-GAAP net income has been adjusted to eliminate the effect of the fair value purchase price adjustment on the Baja inventory on the net income attributable to Umami stockholders for the years ended June 30, 2012 and 2011:

	Year Ended June 30,
	2012	2011
Net income attributable to Umami Stockholders	$14,797	$1,035
Plus estimated cost of goods sold in excess of catch and farming costs	2,238	9,838
Eliminate bargain purchase on business combination	—	(7,068)
Estimated non-GAAP net income attributable to Umami stockholders using estimated catch and farming costs	$17,035	$3,805

As of June 30, 2012, $0.7 million of the Baja inventory purchase price adjustment remains on our balance sheet to be amortized.

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

We accounted for the results of operations of Baja and Oceanic from July 20, 2010 through November 30, 2010 under the equity method. Beginning December 1, 2010, we accounted for this acquisition as a business combination, and therefore our consolidated financial statements include the results of operations of Baja and Oceanic. In addition, we accounted for the acquisition of Drvenik Tuna d.o.o. (which includes Bepina Komerc d.o.o.) in June 2011 as a business combination, and therefore our consolidated financial statements include the results of operations of Bepina.

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

We significantly increased our net revenue in the year ended June 30, 2012 compared to the year ended June 30, 2011. However, part of our revenue growth is due to a substantial reduction in existing Bluefin Tuna inventory, from approximately 3,400 metric tons at the end of the harvest for the year ended June 30, 2011, to approximately 2,300 metric tons at the end of the harvest for the year ended June 30, 2012. This significant reduction in the biomass retained for our farming operations reduces the growth potential for the coming growing season. If we do not significantly increase our Bluefin Tuna inventory by catching and/or purchasing significant quantities of Bluefin Tuna in calendar 2012, our fiscal 2013 net revenue may be negatively affected. Even if we significantly increase our Bluefin Tuna inventory, our net revenue may be negatively affected, depending on how much of our Bluefin Tuna inventory we decide to retain for our farming operations beyond fiscal 2013.

Cost of Goods Sold
Cost of goods sold includes costs associated with the initial catching or purchasing of our tuna and costs associated with towing these fish to our farming operations, as well as farming costs, tuna shipping and handling costs and insurance costs related to our Bluefin Tuna inventories. The most significant variable affecting costs of goods sold for our Mexican operations is the costs associated with catching Bluefin Tuna relative to how many tons of Bluefin Tuna we are able to catch, whereas it is the cost of bait required to grow our biomass for our Croatian operation. Our farming costs include feed costs, which are the largest component of growing costs, as well as other costs of farming such as employee compensation, benefits, and other employee-related costs for our farming personnel and direct costs incurred in the farming operation. Finally, cost of goods sold in the years ended June 30, 2012 and 2011 also reflects fair value adjustments representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. We expect the costs of fishing and farming new Bluefin Tuna inventory at the Baja operation to be more in line with our historical cost. As of June 30, 2012, $0.7 million of the fair value adjustment remains on our balance sheet, and $2.2 million and $9.8 million were recognized in cost of goods sold in the Statement of Operations in the years ended June 30, 2012 and 2011, respectively. Changes in cost of goods sold do not necessarily correlate with revenue changes. Costs of goods sold may be materially impacted by changes over which we have limited or no control, particularly feed costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of commissions payable arising from our prior sales agreement with Atlantis, as well as compensation, benefits, and other employee-related costs for executive management, finance, human resources and other administrative personnel, third-party professional fees, allocated facilities costs, and other corporate and operating expenses. Through March 31, 2012, either Atlantis or Atlantis Japan provided sales and marketing services through sales agreements under which we were charged 1-2% commission on sales of our Bluefin Tuna inventory. We terminated our agreement with Atlantis Japan affective March 31, 2012 and will handle all future sales and marketing of our Bluefin Tuna inventory in-house. We expect that this change will reduce our selling, general and administrative expenses in the future, as we expect our internal sales fixed costs will likely be less than a customary percentage applied across our sales that we previously outsourced. We anticipate that in fiscal 2013, other components of selling, general and administrative expenses will increase as we grow our business.

Research and Development Expenses
We take care in choosing and investing in research and development activities, and we plan to remain focused on incremental projects that offer the promise to generate near term returns, such as R&D which could improve margins. Longer term, our goal is to close the lifecycle of Bluefin Tuna farming, which we believe would continue to transform our business given our ability to farm tuna over a multi-year period. We currently participate in closed-lifecycle R&D activities. Although we believe that commercial-scale closed-lifecycle Bluefin Tuna farming is several years away, we intend to continue minimal research and development activities in this area because of its potentially transformative impact on the Bluefin Tuna industry.

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

Interest Expense, Net
During the year ended June 30, 2011 and the first six months of fiscal 2012, we experienced liquidity shortfalls that necessitated financing a portion of our operations with short-term, high-interest bridge loans from private lenders, including Atlantis, our principal shareholder. The interest costs, transactional costs and, for certain financings, costs related to the issuance of warrants, significantly increased our cost of capital in the year ended June 30, 2011 and the first six months of fiscal 2012. This high interest expense, net continued until October 2011, when we repaid our higher-cost bridge loans with proceeds from the current year's harvest. We anticipate that our future cost of capital (on a per dollar basis) will be lower than what we experienced for the first six months of fiscal 2012; however we anticipate the continued need for short-term, high cost bridge loans to cover temporary cash needs during the non-harvesting season (April to September).

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

We consider the policies discussed below to be critical to an understanding of our financial statements because they involve the greatest reliance on management's judgment.

Inventories
Substantially all of our inventories consist of Bluefin Tuna, with a small amount consisting of feed stock. We state inventories at the lower of cost, based on the average cost method, or market.

We systematically monitor the size, growth and growth rate of our tuna to estimate total biomass at each balance sheet date. We track our tuna inventory by cage at each site, physically counting all tuna entering the farm and estimating their weight utilizing slow motion computer monitored underwater camera technology. We also count the tuna using the same technology when we transfer tuna to another cage or divide a cage. We divide cages when our biomass exceeds the optimal level for a cage of that size.

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

Management reviews quarterly inventory balances to estimate if net realizable value is less than carrying value. Substantially all of our inventory consists of Bluefin Tuna, and a small amount consists of feed stock and other materials and supplies used in our operations. To determine the carrying value of our inventories, we calculate the cost of our biomass on a weighted average basis, which includes all costs to catch, acquire, transport to the farm and grow the fish. We will record a provision for loss to reduce the computed weighted average cost if management determines it exceeds the net realizable value. We have not had any losses related to net realizable value, and do not anticipate any for the foreseeable future.

Our methodology for quantifying and recording losses due to escape from cages and mortality (i.e., storm losses and natural mortalities) is based on a combination of the following procedures: (1) on an almost daily basis, through observation by our staff, we identify and extract any fish mortalities resulting from the natural course of operation, which are immediately recorded as actual mortalities; and (2) we perform test counts of our biomass periodically and adjust our specific fish counts and biomass by cage, with any net negative differences deemed to be due to storm losses or natural mortalities. Historical data does not enable us to establish a more precise estimation of mortalities or storm losses at this time.

We charge abnormal mortalities, such as storm losses, against income in the period the loss occurs. Storm losses are more common in our Mexican operation than in our Croatian operation. In the Adriatic Sea off the coast of Croatia, the storms are less frequent and not as strong compared with the Pacific Ocean off Baja California. In addition, there are no natural predators in the Adriatic Sea. We had storm losses of $0.2 million and $2.9 million in the years ended June 30, 2012 and 2011, respectively. The decrease in storm losses in the year ended June 30, 2012 compared to the year ended June 30, 2011 was due to fewer and less severe storms, the movement of most of our Bluefin Tuna inventory in Mexico to a more secure farm at Punta Banda, which we acquired in December 2011, that is more sheltered from storms than our other farm sites in Mexico, and an overall lower amount of biomass in Baja in the current year compared to the prior year.

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

Based upon the criteria set forth in ASC 810, we have determined that we are the primary beneficiary in two VIEs, M.B. Lubin d.o.o. ("Lubin") in Croatia and Marpesca S.A. de C.V. ("Marpesca") in Mexico, as we absorb significant economics of the entities, have the power to direct the activities that are considered most significant to the entities, and provide financing to the entities. In addition, the entities do not have the total equity investment at risk sufficient to permit them to finance their activities without our support. As such, the VIEs have been consolidated within our consolidated financial statements. We were the the primary beneficiary in one additional VIE, Kali Tuna Trgovina d.o.o. ("KTT"), prior to May 23, 2012 as discussed below. See Note 9 to our consolidated financial statements included elsewhere in this report for additional discussion regarding these entities.

Prior to October 31, 2010, Kali Tuna operated a joint venture (the "BTH Joint Venture"). Under the terms of the BTH Joint Venture, Bluefin Tuna was acquired, farmed and sold at our Croatian site. Initially, the BTH Joint Venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. ("KTT"), a Croatian-based company owned 50% by Kali Tuna and 50% by Bluefin Tuna Hellas A.E. (“BTH,” an unrelated third party). In January 2008, all activities of the BTH Joint Venture were assumed by Kali Tuna. In October 2010, the BTH Joint Venture was terminated, at which time the BTH Joint Venture's remaining assets, consisting primarily of Bluefin Tuna biomass located at our Croatian farming sites, were purchased by Kali Tuna at the fair market value of $1.6 million. BTH had no operations subsequent to September 30, 2010. On May 23, 2012, the shares in KTT owned by BTH were transferred to Kali Tuna, whereby KTT became the wholly-owned subsidiary of Kali Tuna. Therefore, as of June 30, 2012, KTT is no longer considered a VIE and is accounted for as a wholly-owned subsidiary of Kali Tuna.

Revenue Recognition
We recognize revenue from tuna sales when our tuna inventory is shipped, title has passed to the customer and collectability is reasonably assured.

Allowance for Doubtful Accounts
We record the substantial majority of our revenue by March 31 of each fiscal year. Our sales are typically large in size and small in number. As a result, our accounts receivable balance at June 30, our fiscal year end, is typically low. We review all invoices and will make a provision for the value of any amounts that in the view of the management are at risk. During the years ended June 30, 2012 and 2011, we did not identify any doubtful accounts related to non-related party receivables. As of the date of this annual report, we have collected all amounts related to the year ended June 30, 2012 and earlier sales to non-related parties. See discussion regarding related party receivables at Note 11 to our consolidated financial statements included elsewhere in this report.
The total allowance for doubtful accounts related to non-related party receivables was nil on June 30, 2012, and less than $0.1 million on June 30, 2011. See discussion regarding related party receivables at Note 11 to our consolidated financial statements included elsewhere in this report.

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

Comparison of Years Ended June 30, 2012 and June 30, 2011
The following table and discussion sets forth our consolidated statements of operations by amount and as a percentage of our total net revenue for the periods presented. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Year Ended June 30,
	2012		2011
	$	%	$	%
Revenue, net	$97,433	100.0%	$57,049	100.0%
Cost of goods sold	(50,401)	51.7	(43,227)	75.8
Gross profit	47,032	48.3	13,822	24.2

Selling cost	(1,188)	1.2	(1,104)	1.9
General and administrative expense	(13,943)	14.3	(9,523)	16.7
Total selling, general and administrative expense	(15,131)	15.5	(10,627)	18.6

Research and development expense	(261)	0.3	(600)	1.1
Other operating income (expense), net	(7)	—	360	0.6
Operating income	31,633	32.5	2,955	5.2
Gain (loss) from foreign currency transactions and remeasurements	171	(0.2)	(1,321)	2.3
Gain on disposal of assets	20	—	5	—
Gain (loss) on derivative stock warrants	845	(0.9)	(299)	0.5
Income from investment in unconsolidated affiliates	—	—	601	1.1
Bargain purchase on business combinations	—	—	7,068	12.4
Interest expense, net	(6,657)	6.8	(6,433)	11.3
Income before provision for income taxes	26,012	26.7	2,576	4.5
Income tax provision	(12,396)	12.7	(2,308)	4.0
Net income	$13,616	14.0	$268	0.5

Net Revenue
Net revenue increased $40.4 million, or 70.8%, from $57.0 million for the year ended June 30, 2011 to $97.4 million for the year ended June 30, 2012. The increase in net revenue was due to several factors. Our net revenues for the year ended June 30, 2012 reflect revenue from our Mexican operations for the entire year. In the year ended June 30, 2011, our Mexican operations provided seven months of revenue contribution because we completed the acquisition of the Mexican operations on November 30, 2010. Additionally, we decided to sell a larger percentage of our total biomass in the year ended June 30, 2012 compared to the year ended June 30, 2011 to meet liquidity needs. Finally, average revenue per kilogram in the year ended June 30, 2012 increased relative to the year ended June 30, 2011. Average revenue per kilogram of tuna sold was $25.91 and $20.01 for the years ended June 30, 2012 and 2011, respectively. The increase in the average revenue per kilogram in the year ended June 30, 2012 compared to the year ended June 30, 2011 was primarily due to an increase in the average sales price per tuna in fiscal 2012 compared to fiscal 2011 (an approximate increase of 25% year over year) as well as strengthening of the Japanese Yen, partially offset by increased sales of Bluefin Tuna from Mexico in the fiscal 2012 harvest season, which tend to be smaller in size than tuna from Croatia as Bluefin Tuna sell for incrementally more per kilogram as they increase in size.

Cost of Goods Sold
Cost of goods sold increased $7.2 million, or 16.6%, from $43.2 million for the year ended June 30, 2011 to $50.4 million for the year ended June 30, 2012. The increase was due to several factors. The year ended June 30, 2012 reflect cost of goods sold from our Mexican operations for the entire year. In the year ended June 30, 2011, our Mexican operations provided seven months of cost of goods sold because we completed the acquisition of Baja on November 30, 2010. Additionally, we decided to sell a larger percentage of our total biomass in the year ended June 30, 2012 compared to the year ended June 30, 2011, which resulted in a larger amount of cost recognized in the year ended June 30, 2012. These increases were partially offset by a decrease in the fair value adjustment included in cost of goods sold of $2.2 million in the year ended June 30, 2012 compared to $9.8 million in the year ended June 30, 2011. The fair value adjustment represents the increase in the carrying value of our inventory in Mexico to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. As of June 30, 2012, $0.7 million of the fair value adjustment remains on our balance sheet to be recognized.

As a percentage of net revenue, cost of goods sold decreased from 75.8% for the year ended June 30, 2011 to 51.7% for the year ended June 30, 2012. The decrease in cost of goods sold as a percentage of net revenue is primarily due to a decrease in the fair value purchase price adjustment recorded to Baja inventory or cost of sales in the year ended June 30, 2012 compared to year ended June 30, 2011. The inventories purchased as part of the Baja acquisition were recorded at fair value, which was estimated based upon the estimated market prices that a market participant would be willing to pay for the inventory, less costs to be incurred up to the estimated harvest date and an acceptable profit margin on the cost to be incurred and the selling efforts. Therefore, included in the cost of sales for Baja for the years ended June 30, 2012 and 2011was a fair value adjustment of $2.2 million and $9.8 million, respectively, representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. We expect the remainder of this cost to be recognized as a cost of sales in fiscal 2013.

A portion of the operating cost for the non-controlling interest of Lubin and Marpesca is inventoried by Kali Tuna and Baja, respectively, to reflect the actual operating costs of Lubin's and Marpesca's bait operations. We expect that the stockholders' deficit at Lubin and Marpesca will be absorbed by Umami shareholders in the future.

Gross Profit and Gross Margin
Gross profit increased $33.2 million, or 240.3%, from $13.8 million for the year ended June 30, 2011 to $47.0 million for the year ended June 30, 2012. Gross margin increased from 24.2% for the year ended June 30, 2011 to 48.3% for the year ended June 30, 2012. The increase in gross profit was due to several factors. The year ended June 30, 2012 reflect gross profit from our Mexican operations for the entire year. In the year ended June 30, 2011, our Mexican operations provided seven months of gross profit because we completed the acquisition of Baja on November 30, 2010. Additionally, we decided to sell a larger percentage of our total biomass in the year ended June 30, 2012 compared to the year ended June 30, 2011, which resulted in a larger amount of gross profit in the year ended June 30, 2012.

Selling Expenses
As a percentage of net revenue, selling expenses decreased from 1.9% for the year ended June 30, 2011 to 1.2% for the year ended June 30, 2012. However, in absolute dollars, selling expenses increased $0.1 million, or 7.6%, from $1.1 million for the year ended June 30, 2011 to $1.2 million for the year ended June 30, 2012. The decrease in selling expenses as a percentage of net revenue was due to a change in the terms of our sales agency contract with Atlantis. Under the sales agency contract with Atlantis that was terminated in June 2011, Atlantis Japan received 2% on all sales of our tuna, including related party sales. Under the Atlantis sales agency agreement entered into in October 2011, Atlantis Japan received 2% on all non-related party sales up to 4.0 billion Japanese Yen (approximately $52.0 million) and 1.0% on all non-related party sales above that amount. The increase in selling expenses in absolute dollars was due to an increase in the amount of commissionable non-related party sales made by Atlantis Japan in the year ended June 30, 2012 compared to the year ended June 30, 2011. The sales agency agreement was terminated effective March 31, 2012.

General and Administrative Expenses
General and administrative expenses increased $4.4 million, or 46.4%, from $9.5 million for the year ended June 30, 2011 to $13.9 million for the year ended June 30, 2012. The increase in general and administrative expenses was due to additional costs for salaries, consultants, legal and audit fees, and travel expenses incurred at the Baja operation that were not part of the business in the prior year, as well as the increased size of our operations and staff at Umami and Kali.

Research and Development Expenses
Research and development expenses decreased $0.3 million, or 56.5%, from $0.6 million for the year ended June 30, 2011 to $0.3 million for the year ended June 30, 2012. In the year ended June 30, 2011, research and development expense consisted primarily of wages for staff involved in the acquisition and initial work on a floating hatchery. In the year ended June 30, 2012, research and development expense consisted of wages and benefits for staff involved in and expenses for our propagation project. The decrease in expense was primarily due to our decision to cease work on the development of the floating hatchery in fiscal 2012. The cost for all of our research and development activities is borne directly by us.

Gain (Loss) from Foreign Currency Transactions and Remeasurements
We incurred a gain from foreign currency transactions and remeasurements of less than $0.2 million for the year ended June 30, 2012, compared to a loss of $1.3 million for the year ended June 30, 2011. In the year ended June 30, 2012, the gain was primarily due to a $1.0 million remeasurement gain at our Mexican operation resulting from a weakening of the Mexico Peso by 15% against the USD in our fiscal first quarter when Baja had significant Mexican Peso denominated net liabilities, and a strengthening of the Mexican Peso by 9% against the USD in our fiscal third quarter when Baja had significant Mexican Peso denominated net assets. This was partially offset by $0.9 million loss on foreign currency translation adjustments on Japanese Yen and other foreign currency denominated liabilities and payments at Kali Tuna. The loss in the year ended June 30, 2011 was primarily due to a $0.3 million loss on foreign currency translation adjustments on Swiss Franc and other foreign currency denominated liabilities and payments at Kali Tuna, and a $1.0 million foreign currency remeasurement loss at Baja resulting from the strengthening of the Mexican Peso by 8% on Mexican Peso denominated net liabilities.

Gain (Loss) from Revaluation of Derivative Warrant Liability
We incurred a gain of $0.8 million from the revaluation of our derivative warrant liability in the year ended June 30, 2012, compared to a loss of $0.3 million for the year ended June 30, 2011. The change from a loss in the year ended June 30, 2011 to a gain in the year ended June 30, 2012 was due to a decrease in the fair value of our derivative warrants in the year ended June 30, 2012, compared to an increase in the fair value of our derivative warrants in the year ended June 30, 2011. The decrease in the fair value of derivative warrants in the year ended June 30, 2012 was due to several factors, including decreases in the fair value of our common stock, the average risk-free interest rate, expected volatility and the remaining term of the warrants. the increase in the fair value of our derivative warrants in the year ended June 30, 2011 was primarily due to an increase in the fair value of our common stock and expected volatility, partially offset by a decrease in the average risk-free interest rate and remaining term of the warrants.

Income (Loss) from Investment in Unconsolidated Affiliates
We recognized income of $0.6 million related to our 33% equity interest in Baja and Oceanic from the date we acquired the equity interest, July 20, 2010, until the date we acquired the remaining interest in Baja and Oceanic, November 30, 2010, as we accounted for the results of operations of Baja and Oceanic from July 20, 2010 through November 30, 2010 under the equity method. Beginning December 1, 2010, we accounted for this acquisition as a business combination, and therefore our consolidated financial statements include the results of operations of Baja and Oceanic.

Bargain Purchase on Business Combination
During the year ended June 30, 2011, we recorded a gain on bargain purchase on business combination of $7.1 million related to our acquisition of Baja and Oceanic. The transaction resulted in a gain as we acquired a larger biomass of Bluefin Tuna than we had originally projected. See note 7 to our consolidated financial statements included elsewhere in this report.

Interest Expense, Net
Interest expense, net increased $0.2 million, or 3.5%, from $6.4 million for the year ended June 30, 2011 to $6.7 million for the year ended June 30, 2012. The primary reasons for the increase was utilizing certain third party debt to finance most of the Baja acquisition and operations since its acquisition. Additionally, we financed shortfalls in receipt of cash related to past due accounts receivable from related party customers and unexpected delays in collections of sales due to governmental clearance of imports of our fish with short-term bridge financing. We also financed a portion of our fishing cost in Baja utilizing short-term bridge loans. We repaid several of our high-interest rate bridge loans by December 31, 2011. Interest expense, net, included $1.3 million in write-offs of original issue discount, offering costs and warrant costs related to the early repayment of a $3.1 million note that we paid in full in the quarter ended September 30, 2011, instead of its original due date of March 31, 2012.

A summary of our interest expense for the years ended June 30, 2012 and 2011 is as follows (in thousands):

	Year Ended June 30,
	2012	2011
Interest paid to banks	$1,706	$1,431
Interest related to Atlantis and Aurora	804	1,556
Interest paid to private investors (including amortization of original issue discounts)	2,093	1,644
Amortization of transactional costs of loans	1,264	718
Amortization of equity participation costs related to private investors and placement agents	995	1,079
Less interest income	(205)	—
Total interest expense, net	$6,657	$6,428

Income Tax Expense
Income tax expense increased $10.1 million, or 437.1%, from $2.3 million for the year ended June 30, 2011 to $12.4 million for the year ended June 30, 2012. The increase in income tax expense is primarily due to the significant increase in revenues and operating income for the year ended June 30, 2012 compared to the year ended June 30, 2011, as well as a change in our tax position related to our Mexican operation. In addition, primarily due to earnings repatriated from Mexico, the Company switched from a nontaxable entity to a taxable entity, by becoming subject to Alternative Minimum Tax (AMT), during the quarter ended December 31, 2011.

The effective tax rate of 47.7% for the year ended June 30, 2012 differs from the statutory U.S. federal income tax rate of 34.0% primarily due to the dividends from foreign subsidiaries, the change from IETU to ISR tax regime in calculating the Company's Mexican taxes subject to ASC 740, as well as an increase in its valuation allowances related to certain of our foreign operations due to the uncertainty of generating future profits that would allow for realization of their deferred tax assets. The effective tax rate of 89.6% for the year ended June 30, 2011 differed from the statutory U.S. federal income tax rate of 34.0% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets. Although we received a dividend of $3.4 million from Kali Tuna in the year ended June 30, 2012, unremitted earnings of Kali Tuna have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated any further such earnings will be remitted to the United States. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable. Baja earnings are considered to be repatriated to the United States and Umami, to fund current debt obligations of Umami taken out primarily for the acquisition and operations of Baja.

Liquidity and Capital Resources

At June 30, 2012, we had working capital of $32.8 million compared to $16.2 million at June 30, 2011. Included in the $32.8 million at June 30, 2012 are $17.3 million of accounts receivables due from related parties. See further discussion of these receivables in Note 11 to our consolidated financial statements included elsewhere in this report. At June 30, 2012, we had cash and cash equivalents of $10.8 million, compared to $1.1 million at June 30, 2011.

Cash Flows
The following table summarizes our cash flows for the years ended June 30, 2012 and 2011 (in thousands):

	Year Ended June 30,
	2012	2011
Total cash provided by (used in):
Operating activities	$8,796	$(1,001)
Investing activities	(4,388)	(20,087)
Financing activities	4,407	22,533
Effects of exchange rate changes on cash balances	916	(564)
Increase in cash and cash equivalents	$9,731	$881

Operating Activities. Net cash provided by operating activities was $8.8 million for the year ended June 30, 2012, compared to net cash used in operating activities of $1.0 million for the year ended June 30, 2011. The increase in cash provided by operating activities is largely due to an increase in net income, adjusted for certain non-cash items such as inventories, amortization of debt discounts/warrants, accounts receivable and income taxes payable.

For the year ended June 30, 2012, our net income was $13.6 million, which included a $0.3 million loss resulting from increases in foreign exchange rates on foreign-denominated debt; an $0.8 million gain resulting from a decrease in the fair value of our derivative stock warrant liability due primarily to a decrease in the estimated fair value of our share price at June 30, 2012; depreciation and amortization expense of $1.5 million; $0.6 million of stock compensation expense; and $3.4 million in amortization of deferred financing costs, debt discounts and warrants included in interest expense, including $1.3 million in write-offs of original issue discount, offering costs and warrant costs related to the early repayment of a $3.1 million note that was paid in full in the three months ended September 30, 2011 instead of on its original due date of March 31, 2012. In addition, interest expense increased from $6.4 million for the year ended June 30, 2011 to $6.7 million for the year ended June 30, 2012 primarily due to our utilization of short-term bridge financing and the credit facilities from Atlantis and Aurora to finance most of the Baja acquisition and our Mexican operations since its acquisition. We repaid our highest-cost bridge loans by the end of December 2011. We also used $16.4 million to fund net working capital requirements, consisting primarily of a $15.7 million increase in trade and related party account receivables; a $2.9 million decrease in trade and related party accounts payables due to harvest-related payables being paid in the period; a $5.4 million increase in prepaid expenses related to the fiscal 2012 fishing season; and a $0.1 million increase in refundable value added taxes; partially offset by an $5.5 million decrease in inventory and a $2.0 million increase in income taxes payable resulting from increased sales compared to the year ended June 30, 2011.

Net cash used in operating activities for the year ended June 30, 2011 of $1.0 million reflected net income of $0.3 million, which included a gain on bargain purchase of $7.1 million related to the acquisition of Baja and Oceanic and $0.6 million in net income from the Baja operations which at the time were an equity investee; partially offset by a $0.5 million impairment loss on certain of Kali Tuna's property and equipment, a $0.3 million loss resulting from an increase in the fair value of our derivative stock warrant liability due primarily to an increase in volatility; depreciation and amortization expense of $1.4 million, $0.2 million of stock compensation cost, and $2.0 million in amortization of deferred financing costs, debt discounts and warrants included in interest expense. Net use of cash from operating activities also included a net working capital increase of $1.9 million, consisting primarily of an $8.7 million decrease in inventory, an $11.7 million increase in accounts payable and accrued and other liabilities, a $1.1 million increase in income taxes payable and a $0.1 million decrease in prepaid expenses and other current assets, partially offset by an $18.3 million increase in trade and related party account receivables and a $1.4 million increase in refundable value added taxes.

Investing Activities. Cash used in investing activities for the year ended June 30, 2012 was $4.4 million compared to $20.1 million for the year ended June 30, 2011. During the year ended June 30, 2012, we spent $4.5 million on purchases of property and equipment. During the year ended June 30, 2011, we invested $16.6 million in the purchase and operations of Baja and Oceanic, we invested $1.6 million in the purchase of the BTH Joint Venture assets, and we spent $1.8 million on the purchases of property and equipment.

Financing Activities. Cash provided by financing activities for the year ended June 30, 2012 totaled $4.4 million, compared to $22.5 million for the year ended June 30, 2011. During the year ended June 30, 2012, we borrowed $40.5 million from banks and third parties and $1.3 million from related parties to fund our operations and capital requirements. This was offset by $24.8 million in principal and interest payments to non-related party lenders, $6.0 million in repayments to related parties, settlement of $5.4 million in related party notes and accounts payables, $1.0 million in debt offering costs paid, and a $0.1 million earnest payment to Dino Vidov, Lubin's owner and Kali Tuna's General Manager, towards the acquisition of 100% of his shares in Lubin, a variable interest entity in which we are the primary beneficiary. During the year ended June 30, 2011, we borrowed $49.7 million from banks and third parties and $8.8 million from related parties, made $39.4 million in principal and interest payments to non-related party lenders, made $1.9 million in principal and interest payments to related parties, and paid $1.2 million in debt offering costs. In addition, we received $4.9 million in net proceeds from the issuance of common stock and warrants, and $1.6 million in funds were released from escrow accounts related to the acquisition of Baja and Oceanic.

Credit Agreements and Borrowings
As noted above, due to the seasonality of our business, we have been reliant on short-term bridge loans as a source of cash to fund our operations and cover temporary cash needs during the non-harvesting season (April to September). Our borrowings were comprised as follows as of June 30, 2012 and June 30, 2011 (borrowings in thousands):

	Borrowing Party	Facility	Interest Rate	Effective rate at June 30, 2012	June 30, 2012	June 30, 2011
Non-related party borrowings:
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	4.4% floating *	5.74%	$4,826	$5,708
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	4.4% floating *	5.65%	4,952	5,856
Erste&Steiermaerkische bank d.d.	Kali Tuna	JPY 180,000	3M JPY LIBOR+6.5%	n/a	—	2,219
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 80,000	40% at HBOR 2.8% + 60% at 3%+floating T-Bill	5.62%	13,205	—
Erste&Steiermaerkische bank d.d.	Lubin	EUR 550	3M EURIBOR+5%	6.04%	603	792
Volksbank d.d.	Kali Tuna	HRK 10,000	40% at HBOR 3.8% + 60% at 5.9%	n/a	—	1,627
Privredna banka Zagreb d.d.	Kali Tuna	EUR 2,505	3M EURIBOR+4.75%	5.68%	2,371	3,593
Bancomer	Baja	MXN 50,000	TIEE + 4.5%	n/a	—	4,223
Bancomer	Baja	MXN 46,878	TIEE + 5.0%	9.77%	3,487	—
Amerra Capital Management, LLC	Umami	USD 30,000	9%+1YR LIBOR + 11.75% 1YR LIBOR	11.41%	13,315	—
UTA Capital LLC	Umami	USD 3,125	9%	n/a	—	3,387
Private investors	Umami	USD 5,624	Nil	n/a	—	2,000
Total obligations under capital leases					14	37
Less: Debt Discount					(513)	(1,007)
Total non-related party borrowings					$42,260	$28,435

Related party borrowings:
Atlantis Co., Ltd.	Umami	USD 15,000	1%/month	n/a	$—	$4,274
Aurora Investments ehf	Umami	USD 8,000	1%/month	n/a	—	5,313
Total related party borrowings					$—	$9,587

Total borrowings					$42,260	$38,022

Classification of borrowings:
Short-term borrowings, non-related party					$27,528	$24,002
Short-term borrowing, related party					—	7,587
Long-term debt, non-related party					14,732	4,433
Long-term debt, related party					—	2,000
Total borrowings					$42,260	$38,022
*At discretion of bank

Material Credit Agreements - Croatian Operations:
Our Croatian operations are funded with local bank debt that is secured by most of the Bluefin Tuna inventory, fixed assets and concessions of our Croatian operations. Most of the loans require pre-approval for any funds to be distributed outside of the Croatian operations. At June 30, 2012, Kali Tuna had $26.0 million in bank debt, of which $11.2 million was current and $14.7 million was long-term. At June 30, 2012, we had $8.0 million of cash on hand available for use by our Croatian operations. The following is a description of the material indebtedness owed by our Croatian operations:

Erste & Steiermaerkische Bank Loans
On October 30, 2007, Kali Tuna entered into a framework credit agreement with Erste & Steiermaerkische bank d.d. (“Erste & Steiermaerkische”), which was renewed on January 21, 2008. The framework agreements provided for a secured credit facility consisting of three revolving credit lines: (i) a credit line of HRK 29.2 million, granted under the short term revolving credit agreement dated November 12, 2007, payable successively or at once on February 15, 2012, with a variable interest rate of 5.0%; (ii) a credit line of HRK 30.0 million, granted under the short term revolving credit agreement dated June 6, 2008, payable successively or at once on March 15, 2012, with a variable interest rate of 5.0%; and (iii) a credit line of JPY 180.0 million, payable successively or at once on March 1, 2012, with a variable interest rate of 3-month LIBOR + 6.5%. The funds were to be used for preparation of goods for export and other export purposes. The first two of the mentioned agreements were executed as part of the program of the Croatian Bank for Reconstruction and Development for advancement of export, which included a subsidized interest rate, and were each renewed for one additional year. The JPY 180.0 million credit line was repaid in full in March 2012 and has not been renewed. On March 15, 2012, the HRK 29.2 million and HRK 30.0 million credit lines were extended to February 15, 2013 and March 15, 2013, respectively, and, in connection therewith, the interest rates were reduced from 5.0% to 4.4%.

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

On June 8, 2011, Kali Tuna entered into an additional syndicated credit agreement with Erste & Steiermaerkische and the Croatian Bank for Reconstruction and Development (“HBOR”). The agreement provides for a secured credit facility consisting of a credit line of HRK 80.0 million, which was fully drawn at December 31, 2011, with 40.0% of the credit line (funds of HBOR) accruing interest at a variable rate of 2.8% and the remaining 60.0% at a variable rate equal to the rate accruing on Croatian National Bank bills with maturity of 91 days, plus 3.0%. The facility matures on December 31, 2014 and is repayable in one installment. The interest is payable quarterly. Funds advanced are to be used for working capital needs for the operation of our farming sites in Croatia or for the purchase of Bluefin Tuna, and require that matching funds (at least 45%) be provided by us. As of June 30, 2012, Kali Tuna has drawn all funds available under the line. The line is secured by live Bluefin Tuna owned by us in Croatia, as well as other security instruments, including guaranties issued by Lubin, Atlantis and us.

Under the Erste & Steiermaerkische's agreements, Kali Tuna agreed that, without obtaining Erste & Steiermaerkische's consent, it would not pledge or otherwise encumber its assets, dispose of its assets (except in the ordinary course of business), undertake actions affecting the company's status (including mergers or subdivisions), repay indebtedness owed to its shareholders, guarantee the obligations of others (with the exception of Lubin's loan) or incur additional indebtedness. Events of defaults, which results in an acceleration of all amounts due under the facility, include the failure to pay any obligation when due, Kali Tuna's insolvency, a material adverse change in Kali Tuna's business, use of funds for purposes other than those for which the loan was granted, the invalidity (or non-substitution) of any of the security instruments, a breach of the obligation to conduct at least 75% of the payment operations through Erste & Steiermaerkische, and a change of ownership of Kali Tuna that is not acceptable to Erste & Steiermaerkische.

Other Bank Loans
Kali Tuna also has a loan from Privredna banka Zagreb d.d. for EUR 2.5 million that matures on March 31, 2014 and is payable in three annual installments which began March 31, 2012. The first annual installment was paid early in January 2012. Interest is payable monthly based on the three-month EURIBOR rate plus 4.75%. Funds advanced were granted for the purchase of certain assets and for working capital purposes. The loan is secured by certain of our fish inventory in Croatia as well as certain other security instruments, including the pledge over two motor boats owned by the seller of those assets. The parties established that the value of the pledged Bluefin Tuna inventory amounted to HRK 29.7 million on March 31, 2011, and Kali Tuna undertook to maintain a certain value of inventory until the full repayment of the loan. Under the agreement, Kali Tuna undertook various other obligations, including not to assume further debts or to encumber its assets in a manner that could affect its ability to repay the loan, to inform the bank of all material changes (including changes of the company status) or changes affecting its business or ability to repay the loan and to conduct its monetary operations through the bank on a pro rata basis in relation to other creditors. In case of default, the bank may terminate the agreement with immediate effect and make due the total amount of the loan. Events of default include a delay in repaying any of its obligations under the agreement (or any other agreement it may enter into with the bank), a material adverse changes that may reasonably affect the ability of Kali Tuna to fulfill its obligations under the agreement and a change of the company name or address of which the bank is not informed within three days. In addition, Kali Tuna undertook not to perform any activities that could endanger the environment or any activities in breach of the applicable regulations relating to environmental protection for the duration of the agreement.

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

Material Credit Agreements - Mexican Operations:
On July 5, 2010, Baja entered into a revolver facility (amended on June 23, 2011) with BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer (“Bancomer”) for MXN 50.0 million that accrued interest payable at an annual rate equal to the Mexican 28-days period Tasa de Interés Interbancaria de Equilibrio (“TIIE”) + 4.5% and was secured by certain Baja inventory. Marpesca and Oli Steindorsson, our Chairman, President and Chief Executive Officer, were joint obligors under the credit facility. This facility matured on September 30, 2011, was extended to November 4, 2011 and was paid in full in October 2011.

On February 22, 2012, Baja entered into a revolver facility with Bancomer for MXN 46.9 million that accrues interest payable at an annual rate of the 28-days period TIIE and is unsecured. This facility matures on February 22, 2013. At June 30, 2012, Baja has drawn all funds available under the facility. Under this facility Baja is not subject to restrictive covenants other than customary affirmative covenants such as the periodic delivery of financial statements and compliance with applicable Mexican environmental laws and regulations. This facility does not restrict the ability of Baja to pay dividends.

Private Investor Loans - Baja and Umami:
On August 26, 2011, we, together with Baja, entered into a credit agreement with AMERRA Agri Fund, L.P., AMERRA Agri Opportunity Fund, L.P., JP Morgan Chase Retirement Plan (the “Lending Parties”) and AMERRA Capital Management, LLC (as administrative agent). The agreement was amended in February 2012, April 2012, June 2012 and August 2012 (the agreement, as amended, is referred to as the “AMERRA Agreement”).

The AMERRA Agreement provides for a secured credit facility consisting of loans in an aggregate principal amount of up to $30.0 million (increased to $35.0 million in August 2012, including a $5.0 million term loan facility), with a variable interest rate of one-year LIBOR plus 9.0% for a portion of the loans and LIBOR plus 11.75% for a portion of the loans. At June 30, 2012, $19.7 million in additional funds were available under the line. Additional funds can also be available based on growth of the biomass in Baja.

Funds advanced are to be used solely to refinance certain of our indebtedness, to finance the working capital needs of Baja and Kali, and to pay expenses incurred in connection with the credit facility. The loans were funded in multiple tranches. The first tranche of $5.2 million was received on September 7, 2011 in the amount of $5.1 million, of which $3.1 million was used to repay a secured note with a maturity date of March 31, 2012, plus accrued interest and to pay placement agent costs totaling $0.1 million, with the remainder being used as general working capital for growth and reinforcement of infrastructure at the Company's facility in Mexico. The second tranche of $1.1 million was received on September 15, 2011. In January 2012, the Company repaid $0.3 million of the initial funds. The third tranche of $4.0 million was received on April 16, 2012 in the amount of $3.9 million. In addition, the fourth tranche of $0.4 million was received on May 24, 2012, the fifth tranche of $0.5 million was received on June 8, 2012, and the sixth tranche of $2.0 million was received on June 26, 2012. Additional tranches totaling $17.7 million with net proceeds of $17.4 million were received in July and August 2012, including $5.0 million received as a term loan with net proceeds of $4.8 million under the credit agreement.

The notes are secured by (1) substantially all of the Umami's assets, including the shares it holds in Baja and Oceanic and (2) pledges of the common stock of Marpesca made by Baja. Moreover, each of Atlantis, Aurora, Oceanic and Mr. Steindorsson have guaranteed prompt and complete performance of Umami's obligations under the AMERRA Agreement and related contracts.

In August 2011, we also issued five-year warrants to the Lending Parties to purchase 500,000 shares of our common stock at an initial exercise price of $1.50. In connection with the AMERRA Agreement, we granted the Lending Parties demand and piggyback registration rights and agreed to indemnify them and AMERRA against certain expenses related to the transaction and controversies arising thereunder or in connection with their registration rights, should they occur. The warrants are subject to anti-dilution protection should their then-applicable exercise price be greater than the price or exercise price of certain subsequently issued common stock or securities (including additional warrants), among other circumstances.

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

The amounts due under the facility at June 30, 2012 are due no later than December 31, 2012, except for the $5.0 million term loan drawn down under the amendment to the credit agreement in August 2012, which is due on March 31, 2013. In addition, in the event the Bluefin Tuna biomass at the farm has not increased, from growth or the fishing season, to meet certain agreed upon levels by certain dates up to $5.0 million would have been due August 31, 2012, an additional $5.0 million will be due September 30, 2012, with the remaining payable on December 31, 2012. As our biomass increased resulting from our fishing season, we were not required to make the $5.0 million payments due on August 31, 2012 and September 30, 2012.

Related Party Loans - Atlantis and Aurora:
At June 30, 2011, we owed Atlantis and Aurora a total of $9.6 million in notes payable. On July 7, 2011, we entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million. This amount included funds utilized for the refinance of the $4.0 million of the notes payable due to Atlantis on June 30, 2011. New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses). Principal amounts drawn under the credit line bore interest at the rate of 1.0% per month based on the average amount outstanding payable monthly, and required payment of a 1.25% fee related to the advances. During the year ended June 30, 2012, we borrowed an additional $1.3 million from Atlantis, repaid $2.7 million to Atlantis and paid $3.0 million to others on Atlantis' behalf. Also, we issued warrants to acquire 258,948 shares of our common stock at an exercise price of $3.00 per share in connection with amounts borrowed from Atlantis. The notes and accrued interest totaling $5.4 million were due and payable on March 31, 2012. In addition, we owed Atlantis Japan $0.9 million in commissions at March 31, 2012. However, the parties agreed to offset these amounts totaling $6.3 million against receivables owed to us by Atlantis Japan effective March 31, 2012. See further discussion at Note 11 — Related Parties elsewhere in this report.

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

The market value of saleable live tuna stock inventories at June 30, 2012 and June 30, 2011 was estimated at $54.5 million and $72.0 million, respectively. The market value of live tuna stock is determined by multiplying the metric tons of the biomass by the market price estimated on those dates based on actual sales contracts.

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

For the year ended June 30, 2012, our most significant sources of liquidity were proceeds from the sale of Bluefin Tuna and cash from lines of credit with commercial banks and bridge loans. Significant uses of liquidity include funding of our operations, including fishing in Mexico and Croatia, repayment of amounts advanced by related parties and repayment of bank and other debt.

At June 30, 2012, we had $10.8 million in cash. On May 15, 2012, the Company reached an agreement with Atlantis whereby Atlantis and Umami agreed to offset all amounts due to Atlantis under the Atlantis Credit facility, including interest, and the amounts due to Atlantis Japan under the Sales Agency agreement effective as of March 31, 2012 (a total of $6.3 million) against amounts due to Kali Tuna and Baja for fish purchased by Atlantis Japan. Additionally, Atlantis and Atlantis Japan agreed to pay us for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling HRK 99.7 million or approximately $17.1 million USD on May 15, 2012) and Baja (totaling $1.1 million USD), representing the amounts that would have been received by Kali Tuna and Baja in their respective functional currencies had the accounts receivable been paid on their respective due dates. The amounts were due no later than July 31, 2012. On June 27, 2012, the agreement was amended whereby Atlantis and Atlantis Japan agreed to pay Kali Tuna as the secured party for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling JPY 1.3 billion or approximately $16.4 million USD on June 27, 2012). The net amount due to the Company at June 30, 2012 of $17.3 million shown on the consolidated balance sheet represents the amount due to Kali in Japanese Yen converted into USD at the prevailing exchange rates on June 30, 2012 and the amount due to Baja in USD. The total amount due from Atlantis at June 30, 2012 discussed above ($18.2 million) represents the agreed upon amount due to the Company at the prevailing exchange rates on May 15, 2012 (the date of the agreement with Atlantis discussed above). To provide security for this total amount due to the Company, Atlantis has secured these obligations with 8.0 million of its shares in the Company. As Atlantis has not paid the net amount due by July 31, 2012, we have the right to liquidate enough of the 8.0 million shares of collateral to settle the total amount due to Kali Tuna and Baja and return any excess shares to Atlantis. In the event the proceeds from liquidation of all 8.0 million shares is insufficient to settle the total amount due to Kali Tuna and Baja, Atlantis would remain obligated to pay the remaining amount.

Of our total consolidated cash balance of $10.8 million at June 30, 2012, $8.0 million is held at our Croatian operation, $2.8 million is held at our Mexican operations, and the remainder (less than $0.1 million) is held by Umami and Oceanic. Under the terms of Kali Tuna's debt agreements, any movement of funds to Umami would require pre-approval by those lenders. However, under our current investment strategy, we do not anticipate any additional remittance of any of Kali Tuna's undistributed earnings as we consider them to be indefinitely reinvested. See further discussion at Note 12 to our consolidated financial statements included elsewhere in this report. In addition, at June 30, 2012, our Croatian operation had approximately $2.3 million (JPY 180.0 million) available under a revolving credit line with a Croatian bank. We believe our Croatian operation has sufficient capital to fund its fishing and farming operations through the 2012-2013 harvest season, based on their available cash balance at June 30, 2012 and their ability draw down their existing revolving credit line.

In addition to their cash balance of $2.8 million at June 30, 2012, our Mexican operation had $19.7 million available under the AMERRA Agreement discussed above. We believe our Mexican operation has or will be able to obtain sufficient capital to fund its farming operations through the 2012-2013 harvest season, however it will need to obtain additional capital to (i) expand its fleet to increase the quantity of Bluefin Tuna or feed it can catch, or (ii) purchase additional Bluefin Tuna to increase its biomass. In addition, we will need to obtain additional financing to fund our corporate operations. We may pursue sources of additional capital by issuing securities through various financing transactions or arrangements, including joint ventures, debt or equity financing. We have previously addressed liquidity needs by issuing debt with commercially unfavorable terms, sometimes with warrants to purchase shares of our common stock. If we require additional capital, we may also consider harvesting a portion of our Bluefin Tuna inventory earlier in the extended-lifecycle process than we otherwise would have. For example, in fiscal 2012, we began harvesting Bluefin Tuna in July. Additional financing may not be available when needed on commercially reasonable terms, or at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated. Any additional equity financing may involve substantial dilution to our existing stockholders.

We expect to utilize a portion of these resources to pay debt service obligations in the next twelve months. Our debt service obligations in the next twelve months consist of (i) debt principal repayments of $40.3 million to financial institutions and unrelated third parties and (ii) approximately $3.1 million in interest payments due on financings from financial institutions and unrelated third parties.

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

For the year ended June 30, 2010, 19% of our sales were in the second quarter, 80% of our sales were in the third quarter and 1% of our sales were in the fourth quarter. For the year ended June 30, 2011, 25% of our sales were in the second quarter, 74% of our sales were in the third quarter and 1% of our sales were in the fourth quarter. For the year ended June 30, 2012, 16% of our sales were in the first quarter, 57% of our sales were in the second quarter, 26% of our sales were in the third quarter, and less than 1% of our sales were in the fourth quarter. For the year ended June 30, 2012, we had significant sales in the first quarter as management decided to meet current liquidity needs by harvesting early some of our fish. In addition, we completed a significant portion of our fiscal 2012 sales in our second fiscal quarter as Baja's fiscal 2012 harvest season was completed in November 2011, and our Kali fiscal 2012 harvest season was completed in January 2012.

We historically have relied on cash proceeds collected from our tuna sales along with bank borrowings and other capital resources to fund our operations. Our operating plan contemplates expanding our extended-cycle farming by retaining biomass at the end of each harvest for up to three years. Accordingly, we need to continue feeding our Bluefin Tuna and maintaining our farming operations year-round, which results in year-round expenses that are not matched by our highly seasonal revenue. We also have year-round general and administrative costs and interest expense that must be funded. See “— Liquidity and Capital Resources” elsewhere in this report.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in recent years.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential risk of loss arising from adverse changes in market rates and market prices, such as interest rates, foreign currency exchange rates and commodity prices. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated, based upon actual fluctuations in foreign currency exchange rates and interest rates and the timing of transactions.

Foreign Currency Risk
Our functional currency is the U.S. dollar but a majority of our business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Historically, we have generated substantially all of our revenue in Japanese Yen and incurred a significant amount of our expenses in Croatian Kuna, Euros and Mexican Pesos. Our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk when we enter into either a purchase or sale transaction using a currency other than our functional currency. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant domestic currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and U.S. dollars have fluctuated significantly over the last few years and may continue to do so in the future. A substantial portion of our revenues and costs are denominated in or effectively indexed to U.S. dollars, but our revenues and costs are denominated in Japanese Yen, Croatian Kuna, Euros and Mexican Pesos. Historically, we have not undertaken hedging strategies to minimize the effect of currency fluctuations on our results of operations and financial condition; however, we may decide this is necessary in the future.

Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates on our borrowings. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt, but do impact future earnings and cash flows, assuming other factors are held constant. At June 30, 2012, virtually all of our debt was variable rate debt. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point change in interest rates would have decreased our reported net income and cash flows for the year ended June 30, 2012 by approximately $0.4 million.

Commodity Price Risk
We are exposed to financial risks arising from changes in tuna and tuna feed prices. We do not anticipate that tuna prices will decline significantly in the foreseeable future and, therefore, we have not entered into derivative or other contracts to manage the risk of a decline in tuna prices. Similarly, we do not anticipate that the price of the small fish that we feed our tuna (principally sardines and herring) will increase significantly in the foreseeable future and therefore have not entered into derivative or other contracts to manage the risk of an increase in tuna feed prices. We review our outlook for tuna and tuna feed prices regularly in considering the need for active financial risk management.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Umami Sustainable Seafood Inc.

We have audited the accompanying consolidated balance sheets of Umami Sustainable Seafood Inc. and subsidiaries as of June 30, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we do not express an opinion thereon. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Umami Sustainable Seafood Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Irvine, California

October 12, 2012

UMAMI SUSTAINABLE SEAFOOD, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$10,827	$1,096
Accounts receivable, trade, net	114	1,347
Accounts receivable, related party	17,261	1,970
Inventories	44,753	55,026
Refundable value added tax	1,821	2,007
Prepaid expenses and other current assets	3,792	672
Total current assets	78,568	62,118
Property and equipment, net	16,975	16,745
Farming concessions	11,114	11,248
Goodwill	504	585
Deferred income taxes	—	445
Deferred financing costs	505	368
Prepaid tuna quota and other assets	2,102	209
Total assets	$109,768	$91,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$27,528	$24,002
Notes payable, related parties	—	7,587
Accounts payable, trade	5,336	8,916
Accounts payable, related parties	—	556
Accrued liabilities	2,388	2,750
Income taxes payable	3,071	1,387
Deferred income taxes	7,447	750
Total current liabilities	45,770	45,948
Long term debt	14,732	4,433
Notes payable, related parties	—	2,000
Derivative stock warrants	1,739	2,286
Deferred income taxes	1,459	2,214
Other long-term liabilities	40	803
Total liabilities	63,740	57,684
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock $0.001 par value, 100,000 shares authorized,
59,512 shares issued and outstanding at June 30, 2012 and 2011, respectively	60	60
Additional paid-in capital	24,990	23,566
Retained earnings	23,346	8,549
Accumulated other comprehensive income	1,256	4,636
Total Umami Sustainable Seafood Inc. stockholders’ equity	49,652	36,811
Noncontrolling interests:
Lubin	(3,634)	(2,705)
Marpesca	10	(99)
KTT	—	27
Total non-controlling interests	(3,624)	(2,777)
Total equity	46,028	34,034
Total liabilities and stockholders’ equity	$109,768	$91,718

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Year Ended June 30,
	2012	2011
Revenue	$97,433	$57,049
Cost of goods sold	(50,401)	(43,227)
Gross profit	47,032	13,822

Selling, general and administrative expenses	(15,131)	(10,627)
Research and development expenses	(261)	(600)
Other operating income (expense), net	(7)	360
Operating income	31,633	2,955

Gain (loss) from foreign currency transactions and remeasurements	171	(1,321)
Gain (loss) on derivative stock warrants	845	(299)
Gain on disposal of assets	20	5
Income from investment in unconsolidated affiliates	—	601
Bargain purchase on business combinations	—	7,068
Interest expense, net	(6,657)	(6,433)
Income before provision for income taxes	26,012	2,576
Income tax provision	(12,396)	(2,308)
Net income	13,616	268
Add net losses (subtract net gains) attributable to the non-controlling interests:
Lubin	1,287	594
Marpesca	(109)	99
KTT	3	74
Net income attributable to Umami Sustainable Seafood Inc. stockholders	$14,797	$1,035

Basic net income per share attributable to Umami Sustainable Seafood Inc. stockholders	$0.25	$0.02
Diluted net income per share attributable to Umami Sustainable Seafood Inc. stockholders	$0.23	$0.02
Weighted-average shares outstanding, basic	59,512	54,262
Weighted-average shares outstanding, diluted	63,045	54,449

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Umami Sustainable Seafood Inc. Stockholders' Equity	Non-Controlling Interests			Total Equity
	Shares	Amount					Lubin	Marpesca	KTT
Equity June 30, 2010	45,261	$45	$6,308	$7,514	$2,401	$16,268	$(1,812)	$—	$950	$15,406
Issuance of common stock and warrants	4,251	5	4,872			4,877				4,877
Issuance of common stock for acquisition	10,000	10	12,040			12,050				12,050
Reclassification of derivative warrant liability			(1,899)			(1,899)				(1,899)
Retirement of derivative warrant liability due to change in functional currency or expiration of terms			2,098			2,098				2,098
Capital contribution made by a related party, net			307			307				307
Stock-based compensation expense			159			159				159
Contribution to BTH Joint Venture by partner						—			334	334
Termination of BTH Joint Venture			(319)			(319)			(1,293)	(1,612)
Comprehensive income (loss):						—				—
Net income (loss)				1,035		1,035	(594)	(99)	(74)	268
Translation adjustments					2,235	2,235	(299)		110	2,046
Total comprehensive income (loss)						3,270	(893)	(99)	36	2,314
Equity June 30, 2011	59,512	$60	$23,566	$8,549	$4,636	$36,811	$(2,705)	$(99)	$27	$34,034
Issuance of warrants			50			50				50
Stock-based compensation expense			576			576				576
Reclassification of derivative warrant liability			(26)			(26)				(26)
Placement agent settlement			803			803				803
Earnest payment towards acquisition of remaining shares in non-controlling interest						—	(148)			(148)
Acquisition of remaining shares of KTT			21			21	—	—	(21)	—
Comprehensive income (loss):
Net income (loss)				14,797		14,797	(1,287)	109	(3)	13,616
Translation adjustments					(3,380)	(3,380)	506	—	(3)	(2,877)
Total comprehensive income (loss)						11,417	(781)	109	(6)	10,739
Equity June 30, 2012	59,512	$60	$24,990	$23,346	$1,256	$49,652	$(3,634)	$10	$—	$46,028

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended June 30,
	2012	2011
Net income	$13,616	$268
Unrealized foreign currency translation gain (loss)	(3,380)	2,235
Comprehensive income	10,236	2,503
Comprehensive income (loss) attributable to non-controlling interests	503	(189)
Total comprehensive income attributable to Umami shareholders	$10,739	$2,314

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2012	2011
Operating activities
Net income	$13,616	$268
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	1,496	1,421
Impairment of property and equipment	—	538
Gain on bargain purchase business combination	—	(7,068)
Stock-based compensation	576	159
Deferred income tax	6,617	67
Loss (gain) on stock warrants	(845)	299
Income from investment in unconsolidated affiliates	—	(601)
Amortization of deferred finance costs, debt discount and warrants included in interest expense	3,442	2,006
Loss on disposal of property and equipment	(20)	(5)
Foreign currency charges on foreign-denominated debt	328	31
Changes in assets and liabilities net of effects of business combination:
Accounts receivable, trade	1,103	53
Accounts receivable, related parties	(16,760)	(18,303)
Inventories	5,506	8,670
Refunded value added tax	(88)	(1,430)
Prepaid expenses and other assets	(5,402)	74
Accounts payable, trade and accrued liabilities	(2,379)	5,471
Income taxes payable	2,043	1,131
Accounts payable to related parties	(477)	5,108
Other long-term liabilities	40	1,110
Net cash provided by (used in) operating activities	8,796	(1,001)
Investing activities
Purchases of Baja and Oceanic, Bepina and Thynnus	—	(16,609)
Purchase of BTH joint venture assets	—	(1,612)
Purchase of intangibles	—	(22)
Purchases of property and equipment	(4,452)	(1,844)
Proceeds from sale of property and equipment	64	—
Net cash used in investing activities	(4,388)	(20,087)
Financing activities
Bank financing	21,751	32,284
Bank repayments	(12,336)	(26,568)
Borrowings from unrelated parties	18,711	17,432
Repayments of borrowings from unrelated parties	(12,506)	(12,850)
Borrowings from related parties	1,315	8,797
Repayment of borrowings from related parties	(6,027)	(1,856)
Capital leases	(20)	(15)
Debt issuance costs paid	(999)	(1,203)
Settlement of notes and accounts payable to related parties	(5,384)	—
Proceeds from the issuance of common stock and warrants	50	4,877
Earnest payment towards acquisition of remaining shares in non-controlling interest	(148)	—
Funds released from escrow	—	1,635
Net cash provided by financing activities	4,407	22,533
Subtotal	8,815	1,445
Effects of exchange rate changes on the balances of cash held in foreign currencies	916	(564)
Cash and cash equivalents at beginning of year	1,096	215
Cash and cash equivalents at end of year	$10,827	$1,096

Supplemental cash flow information
Cash paid during the year for:
Interest	$3,057	$2,411
Income taxes	3,467	708
Non-cash activities:
Settlement of related party accounts	$6,262	$8,884
Advances from shareholders for acquisition of Baja and Oceanic	—	8,000
Reclassification of derivative warrant liability	26	1,899
Payment by BTH to Atlantis Group to offset against shareholder loan	—	334
Capital contributions by a related party	—	307
Issuance of common stock in connection with acquisition of Baja and Oceanic	—	12,050
Issuance of warrants as note payable discount	272	—
Acquisition of remaining shares of KTT	21	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Umami Sustainable Seafood, Inc. (including its subsidiaries unless the context indicates otherwise, "Umami" or "the Company") fishes and farms for Northern and Pacific Bluefin Tuna. The Company has three direct subsidiaries, Bluefin Acquisition Group Inc. ("Bluefin"), Baja Aqua Farms, S.A. de C.V. ("Baja"), and Oceanic Enterprises, Inc. ("Oceanic"), and three indirect subsidiaries, Kali Tuna d.o.o ("Kali Tuna"), Thynnus d.o.o. ("Thynnus") and Bepina Komerc d.o.o. ("Bepina").

The Company owns and operates Kali Tuna, a limited liability company organized in 1996 under the laws of the Republic of Croatia, which is a Northern Bluefin Tuna farming operation located in the Adriatic Sea off the coast of Croatia. The Company also owns and operates Baja, a corporation organized in 1999 under the laws of the Republic of Mexico, which is a Pacific Bluefin Tuna farming operation located in the Pacific Ocean off Baja California, Mexico.

Prior to June 30, 2010, the Company was a shell company known as Lions Gate Lighting Corp. ("Lions Gate"). On June 30, 2010, Lions Gate and Atlantis Group hf ("Atlantis"), the Company's majority shareholder, completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin Tuna Acquisition Group ("Bluefin") in consideration for the issuance to Atlantis of 30.0 million shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna, a wholly-owned subsidiary of Bluefin acquired in 2005, and an indirect subsidiary of Atlantis, became an indirect wholly-owned subsidiary of Lions Gate. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes.

On July 20, 2010, the Company acquired 33% of Baja, and on November 30, 2010, it acquired virtually all of the remaining shares of Baja and all of the shares of its related party Oceanic. The Company currently owns 99.98% of Baja.

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

2.    Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements of Umami and its wholly-owned subsidiaries and its controlling variable interest entities have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  All significant intercompany accounts and transactions have been eliminated.

Umami's functional and reporting currency is the United States dollar (the "USD"). Kali Tuna's and Lubin's (see below) transactions and balances have been measured in Croatian Kuna (the "HRK"), their functional currency, and their financial statements have been translated into USD. Baja's and Marpesca's (see below) financial statements are maintained in Mexican Pesos (the "MXN"), and have been remeasured into USD, their functional currency. The foreign currency translation adjustments, which relate solely to Kali Tuna and MB Lubin d.o.o. ("Lubin"), are recorded in accumulated other comprehensive income, and are not adjusted for income taxes as they relate to an indefinite investment in a non-U.S. subsidiary. The resulting gain or loss related to Kali Tuna foreign currency transaction adjustments and Baja remeasurements is included in the statements of operations in gain/loss from foreign currency transactions and remeasurements. All amounts appearing in tables are stated in thousands of USD, unless indicated otherwise.

Transactions in foreign currencies are initially recorded at the exchange rates prevailing on the dates of the transactions. Non-monetary assets of Baja are translated at the historical exchange rate prevailing on the date of the transaction. All assets and liabilities of Kali Tuna and monetary assets and liabilities of Baja are translated or remeasured at the spot rates at each balance sheet date. Revenues are translated or remeasured at the exchange rate in effect on the date of each sale, as the Company has a small number of individual sales transactions. Expenses are translated or remeasured at weighted average exchange rates in effect during the period. The results of transaction and remeasurement gains and losses are reflected in the statements of operations in gain (loss) from foreign currency transactions and remeasurements. Equity is translated at historical rates, and the resulting translation adjustments for Kali Tuna are reflected in accumulated other comprehensive income.

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

Based upon the criteria set forth in ASC 810, the Company has determined that it is the primary beneficiary in two VIEs, MB Lubin d.o.o. ("Lubin") in Croatia and Marpesca S.A. de C.V. ("Marpesca") in Mexico (of which Kali Tuna and Baja are the primary beneficiaries respectively), as the Company absorbs significant economics of the entities, has the power to direct the activities that are considered most significant to the entities, and provides financing to the entities. In addition, the entities do not have the total equity investment at risk sufficient to permit them to finance their activities without the Company's support. As such, the VIEs have been consolidated within the Company’s consolidated financial statements.

Prior to October 31, 2010, Kali Tuna operated a joint venture (the "BTH Joint Venture"). Under the terms of the BTH Joint Venture, Bluefin Tuna was acquired, farmed and sold at our Croatian site. Initially, the BTH Joint Venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. ("KTT"), a Croatian-based company owned 50% by Kali Tuna and 50% by Bluefin Tuna Hellas A.E. ("BTH," an unrelated third party). In January 2008, all activities of the BTH Joint Venture were assumed by Kali Tuna. In October 2010, the BTH Joint Venture was terminated, at which time the BTH Joint Venture's remaining assets, consisting primarily of Bluefin Tuna biomass located at the Company's Croatian farming sites were purchased by Kali Tuna at the fair market value of $1.6 million. BTH had no operations subsequent to September 30, 2010. On May 23, 2012, the shares in KTT owned by BTH were transferred to Kali Tuna, whereby KTT became the wholly-owned subsidiary of Kali Tuna. Therefore, at June 30, 2012, KTT is no longer considered a VIE and is accounted for as a wholly-owned subsidiary of Kali Tuna.

Recently Adopted Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards." This update amended ASC 820, "Fair Value Measurement" to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This standard is effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This ASU amended ASC 220, "Comprehensive Income" to eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. However, the FASB has indefinitely deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income with the issuance of ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income." Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The adoption of this ASU has resulted in the addition of the Consolidated Statements of Comprehensive Income for the years ended June 30, 2012 and 2011 as a separate statement immediately following the Consolidated Statements of Stockholders' Equity for the years ended June 30, 2012 and 2011 in the Company's financial statements elsewhere in this report.

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." This ASU amended ASC 350, "Intangibles — Goodwill and Other." ASU No. 2011-08 is intended to simplify goodwill impairment testing by permitting entities an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value before performing the two-step goodwill impairment test that exists currently. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards
In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU amends ASC 350, “Intangibles — Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

Earnings Per Share
Basic earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding in each period. Diluted earnings per share is computed by dividing net income attributable to Umami stockholders by the weighted average number of common shares outstanding plus the weighted average number of common shares that would be issued upon exercise of dilutive outstanding options and warrants.  At June 30, 2012 and June 30, 2011, the Company excluded 0.3 million and 4.2 million, respectively, of outstanding warrants from the diluted shares because they were anti-dilutive. In addition, at June 30, 2012, the Company excluded 1.1 million outstanding stock options from the diluted shares because they were anti-dilutive. No outstanding options were excluded from the diluted shares at June 30, 2011.

The following table presents the calculation of the earnings per share:

	Year Ended June 30,
	2012	2011
Numerator: Net income attributable to Umami shareholders	$14,797	$1,035
Denominator: Weighted average shares outstanding (basic)	59,512	54,262
Effect of dilutive securities:
Stock options and warrants	3,533	187
Denominator: weighted average share outstanding (diluted)	63,045	54,449
Net income per share (basic)	$0.25	$0.02
Net income per share (diluted)	$0.23	$0.02

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, tuna inventory is delivered, the significant risks and rewards of ownership have been transferred to the buyer, the arrangement fee is fixed and determinable and collectability is reasonably assured. The delivery occurs either at one of the Company's sites in Croatia or Mexico when loaded into a freezer vessel or container or at the auction house in Japan. The Company is responsible for the costs of shipping and handling up to the point of sale. These costs are included in the cost of goods sold. The Company does not incur any post-sale obligations.

Value Added Tax (VAT or IVA)
Revenue is presented net of value added taxes collected. In Croatia (VAT) and Mexico (IVA, Impuesto al Valor Agregado, or VAT in Mexico), is not charged on exports, and in Mexico, Bluefin Tuna is classified as a food which is IVA exempt. In both countries, the Company can claim back VAT or IVA paid on its business purchases. At June 30, 2012 and 2011, the VAT rate for Croatia was 25% and 23%, respectively, and the IVA rate for Mexico was 16% and 16%, respectively. The amount receivable from the Mexican and Croatian Tax authorities is recorded in the Company's balance sheet as "Refundable value added tax."

Cost of Goods Sold
Cost of goods sold includes costs associated with the initial catching or purchasing of tuna and costs associated with towing fish to the Company's farming operations, as well as farming costs, tuna shipping and handling costs and insurance costs related to the Company's Bluefin Tuna inventories. The Company's farming costs include feed costs, which are the largest component of growing costs, as well as other costs of farming such as employee compensation, benefits, and other employee-related costs for its farming personnel and direct costs incurred in the farming operation. Finally, cost of goods sold in fiscal 2012 and 2011 also reflects fair value adjustments representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. Changes in cost of goods sold do not necessarily correlate with revenue changes, as certain fishing and farming costs are relatively fixed. Costs of goods sold may be materially impacted by changes over which the Company has limited or no control, particularly feed costs.

Selling and General Administration Expenses
Selling and general administrative expenses consist of commissions payable arising from the Company's former sales agreement with Atlantis, compensation, benefits, and other employee-related costs for executive management, finance, human resources and other administrative personnel, third-party professional fees, allocated facilities costs, and other corporate and operating expenses.

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

Financial Assets and Liabilities

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of June 30, 2012 and 2011, the Company had certain liabilities, derivative stock warrants, that are required to be measured at fair value on a recurring basis. The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities all approximate their fair value due to their short-term nature. In addition, the Company believes the fair value of their short- and long-term borrowings approximate their carrying values based on change in control provisions of their debt agreements.

The Company's derivative stock warrants do not trade in an active securities market, and as such, the Company estimates the fair value of those warrants using a binomial pricing model. Some of the significant inputs are observable in active markets, such as the fair value of the Company's share price and risk free rate. Because some of the inputs to the Company's valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy. See Note 10 — "Stock Options and Warrants" for a discussion regarding the determination of fair value for these liabilities. The unrealized gains or losses on derivative stock liabilities are recorded as a change in fair value of derivative stock warrants in the Company's Consolidated Statements of Operations.

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated balance sheets as of June 30, 2012 and 2011. The Company does not hold any financial instruments for trading purposes.

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value as of	Fair Value Measurements at a Reporting Date Using:
	June 30, 2012	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Derivative stock warrants	$1,739	$—	$—	$1,739	$1,739

	Fair Value as of	Fair Value Measurements at a Reporting Date Using:
	June 30, 2011	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities
Derivative stock warrants	$2,286	$—	$—	$2,286	$2,286

There were no transfers between Level 1, Level 2 and Level 3 measurements during the years ended June 30, 2012 and 2011.

The following table presents the qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at June 30, 2012 and 2011:

	Fair Value as of			Range (Weighted Average)
	June 30, 2012	Valuation Technique	Unobservable Inputs
Derivative stock warrants	$1,739	Binomial pricing model	Expected volatility	17% - 60% (32%)
			Exercise price for settlement warrants	$0.01 - $1.65 ($1.29)

	Fair Value as of			Range (Weighted Average)
	June 30, 2011	Valuation Technique	Unobservable Inputs
Derivative stock warrants	2,286	Black-Scholes pricing model	Expected volatility	57%
			Exercise price for settlement warrants	$0.01 - $1.65 ($0.95)

Goodwill

The Company records as goodwill the portion of the purchase price that exceeds the fair value of net assets of entities acquired. The Company evaluates goodwill annually for impairment and whenever circumstances occur indicating that goodwill may be impaired. The Company performed its annual impairment test at June 30, 2012 and determined that there was no impairment of goodwill.

Long-Lived Assets
The Company reviews its long-lived assets for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Farming Concessions
Farming concessions are recorded at the acquisition cost or fair value as assessed at the date of acquisition. The concessions are determined to be indefinite lived assets which the Company evaluates for impairment annually or more frequently based on facts and circumstances. The Company performed its annual impairment test at June 30, 2012 and determined that there was no impairment of its farming concessions.

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

Costs associated with the fishing activities are accumulated in a separate inventory account and are transferred to live stock inventory when the biomass has been assessed at lower of cost or the net realizable value. Fishing costs include costs associated with the initial catching or purchasing of the Company's tuna and costs associated with towing these fish to its farming operations, as well as farming costs and insurance costs related to its Bluefin Tuna inventories. The Company's farming costs include feed costs, which are the largest component of growing costs, as well as other costs of farming such as employee compensation, benefits, and other employee-related costs for its farming personnel and direct costs incurred in the farming operation.

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

The total allowance for doubtful accounts related to non-related party receivables was less than $0.1 million on June 30, 2011 and was nil on June 30, 2012. See discussion regarding related party receivables at Note 11 to our consolidated financial statements.

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

Through November 30, 2010, because the exercise prices of the warrants were not denominated in the Company's functional currency, its warrants were required to be considered derivatives and recorded at their estimated fair value as liabilities. As of each reporting date, the estimated fair value of the warrants that remained outstanding was re-assessed and the recorded liabilities were adjusted. If the warrants increased in fair value, the increase was shown as an expense in the Statements of Operations, and if the warrants decreased in fair value a gain was recorded for such decrease. This accounting was used through November 30, 2010

(the date of the Baja acquisition). Effective December 1, 2010, the Company's functional currency became the USD and it reclassified the $1.3 million liability for warrants to purchase 5.2 million of its common stock to stockholders' equity. Warrants to purchase approximately 4.4 million shares of the Company's common stock are currently accounted for as liabilities as of June 30, 2012 due to specific features within the warrant agreements. See Note 10 for further details.

3.    Significant Concentrations

Revenue concentration for sales of Bluefin Tuna to the Company's major customers (including related parties) for the years ended June 30, 2012 and 2011 were as follows (as a percentage of total net revenue):

	Year ended June 30,
	2012	2011
Atlantis Group and Subsidiaries	30.2%	71.9%
Sirius Ocean Inc.	19.5	6.9
Daito Gyorui Co., Ltd	15.2	—
Mitsubishi Corporation	14.9	10.8
Kyokuyo Co., LTD	12.4	—
Global Seafoods Co., LTD	7.1	9.3

During the year ended June 30, 2012, 98.9% of the Company's net revenue was generated by sales to Japanese customers, compared to 98.1% in the year ended June 30, 2011.  During the year ended June 30, 2012, the sources of the Company's net revenues were 48% from Croatia and 52% from Mexico, compared to 51% from Croatia and 49% from Mexico in the year ended June 30, 2011. At June 30, 2012, approximately 64% of the Company's long-term assets were located in Mexico, 34% were located in Croatia and 2% were located in the United States.

In addition, while the Company's functional currency is the U.S. dollar, a majority of its business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Historically, the Company has generated substantially all of its revenue in Japanese Yen and incurred a significant amount of its expenses in Croatian Kuna, Euros and Mexican Pesos. The Company's results of operations are therefore subject to both currency transaction risk and currency translation risk.

4.    Inventories

Inventories were comprised as follows as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Live stock inventories:
under 30 kg.	$9,792	$24,364
30-60 kg.	18,041	10,156
61-90 kg.	5,439	12,647
91+ kg.	1,834	1,268
	35,106	48,435
Inventory in transit (fishing season in progress)	5,561	4,611
Fish feed and supplies	4,086	1,980
Total inventories	$44,753	$55,026

Inventories are stated at the lower of cost, based on the average cost method, or market. Cost is calculated on a weighted average basis and includes all costs to acquire and to bring the inventories to their present location and condition. The inventories purchased as part of the Baja acquisition were recorded at fair value which was estimated based upon the estimated market prices that a market participant would be willing to pay for the inventory, less costs to be incurred up to the estimated harvest date and an acceptable profit margin on the cost to be incurred and the selling efforts. International regulations prohibit the sale for consumption of Atlantic Bluefin Tuna (which is farmed in Croatia) under 30 kg. The Company evaluates the net realizable value of its inventories on a quarterly basis and would record a provision for loss to reduce the computed weighted average cost if it exceeds the net realizable value.

Inventory in transit from the fishing grounds to the farm is not included in the Company's biomass totals until it has been properly measured and counted upon arrival at the farm.

5.    Other Current Assets

Other current assets were comprised as follows as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Prepaid fishing expenses	$1,100	$111
Other receivables	148	180
Prepaid quota and other expenses	2,197	315
Prepaid insurance	347	66
	$3,792	$672

6.    Property and Equipment

Property and equipment were as follows as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Cost:
Land	$420	$497
Buildings	2,507	2,876
Vessels	15,389	14,387
Machinery and equipment	10,335	11,704
Fixtures and office equipment	384	313
Construction in progress	1,196	266
	30,231	30,043
Less accumulated depreciation:
Buildings	1,138	1,205
Vessels	5,853	5,569
Machinery and equipment	6,072	6,369
Fixtures and office equipment	193	155
	13,256	13,298
Property and equipment, net	$16,975	$16,745

Property and equipment is depreciated over the estimated useful lives of the related assets, using the straight line method.  The useful life will depend upon the asset and its use estimated as follows:

Asset	Estimated Useful Lives
Vessels	10 - 20 years
Farm Equipment	2 - 6 years
Machinery	4 - 10 years
Fixtures and office equipment	2 - 10 years

Depreciation expense for the years ended June 30, 2012 and 2011 was $1.5 million and $1.4 million, respectively.

7.    Acquisitions

Baja and Oceanic
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

The fair value of the purchase consideration was as follows:

Cash	$12,000
10.0 million shares of Umami stock	12,050
Fair value of previously held equity interest	8,601
Total purchase price	$32,651

The purchase price was allocated as follows:

(in thousands)	Quarter ended December 31, 2010	Adjustments in Quarter ended March 31, 2011	Adjustments in Quarter ended June 30, 2011	June 30, 2011
Cash	$385			$385
Accounts receivable	1,210			1,210
Other accounts receivable	615		(37)	578
Inventory	37,756		(956)	36,800
Other current assets	456	(17)	(120)	319
Property, plant and equipment	6,225	403	(112)	6,516
Farming concessions	3,000		7,278	10,278
Long-term deferred tax assets	471	(471)		—
Other long-term assets	118			118
Total assets acquired	50,236	(85)	6,053	56,204
Accounts payable and accrued liabilities	2,547		285	2,832
Accounts payable to related parties	286		270	556
Working capital advances from Umami	7,494			7,494
Short-term notes payable	3,191			3,191
Deferred tax liability	2,232	(1,015)	1,195	2,412
Total liabilities assumed	15,750	(1,015)	1,750	16,485
Net assets acquired	$34,486	$930	$4,303	$39,719

The value of assets acquired and liabilities assumed were finalized in the year ended June 30, 2011, with the exception of the value of the farming concessions, which were finalized in the quarter ended September 30, 2011. However, there was no change in the value of Baja's farming concessions from June 30, 2011 to June 30, 2012. The Company recognized a gain on bargain purchase of $7.1 million. The transaction resulted in a gain primarily because the Company acquired a larger amount of Bluefin Tuna biomass than had originally been projected at the date the purchase price was agreed upon.

Transaction costs related to the acquisition of Baja and Oceanic were $0.1 million and were classified in selling, general and administrative expenses in the Company's financial statements for the year ended June 30, 2011.

The following table presents unaudited pro forma information for the Company as if the investment in Baja and Oceanic had occurred at July 1, 2010:

Year ended June 30, 2011
Net revenue	$71,241
Operating income	4,632
Net income	1,235
Net income attributable to Umami stockholders	2,107
Basic and diluted net income per share attributable to Umami stockholders	$0.04

Croatian Operation
In June 2011, the Company completed an acquisition from Drvenik Tuna d.o.o. (which included Bepina Komerc d.o.o., an inactive Croatian entity) of a farming concession, along with live Bluefin Tuna, cages and supplies in Croatia. The Company paid a total of $5.3 million for the assets. The Company finalized the fair value of the assets and liabilities assumed as of June 30, 2012, which resulted in a reclassification of $0.3 million between the fair value of the acquired goodwill and farming concessions. The purchase price was allocated as follows: $2.9 million to biomass inventory, $1.0 million to farming concessions, $0.8 million to property and equipment and $0.6 million to goodwill. The acquisition will enable the Company to expand its operations in Croatia by approximately 1,500 metric tons. The changes in the carrying amount of the goodwill for the year ended June 30, 2012 is as follows:

Balance, June 30, 2011	$585
Foreign currency translation adjustments	(81)
Balance, June 30, 2012	$504

8.    Borrowings

The Company's borrowings were comprised as follows as of June 30, 2012 and 2011 (monetary units in thousands):

	Borrowing Party	Facility	Interest Rate	Effective rate at June 30, 2012	June 30, 2012	June 30, 2011
Non-related party borrowings:
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	4.4% floating *	5.74%	$4,826	$5,708
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	4.4% floating *	5.65%	4,952	5,856
Erste&Steiermaerkische bank d.d.	Kali Tuna	JPY 180,000	3M JPY LIBOR+6.5%	n/a	—	2,219
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 80,000	40% at HBOR 2.8% + 60% at 3%+floating T-Bill	5.62%	13,205	—
Erste&Steiermaerkische bank d.d.	Lubin	EUR 550	3M EURIBOR+5%	6.04%	603	792
Volksbank d.d.	Kali Tuna	HRK 10,000	40% at HBOR 3.8% + 60% at 5.9%	n/a	—	1,627
Privredna banka Zagreb d.d.	Kali Tuna	EUR 2,505	3M EURIBOR+4.75%	5.68%	2,371	3,593
Bancomer	Baja	MXN 50,000	TIEE + 4.5%	n/a	—	4,223
Bancomer	Baja	MXN 46,878	TIEE + 5.0%	9.77%	3,487	—
Amerra Capital Management, LLC	Umami	USD 30,000	9%+1YR LIBOR + 11.75% 1YR LIBOR	11.41%	13,315	—
UTA Capital LLC	Umami	USD 3,125	9%	n/a	—	3,387
Private investors	Umami	USD 5,624	Nil	n/a	—	2,000
Total obligations under capital leases					14	37
Less: Debt Discount					(513)	(1,007)
Total non-related party borrowings					$42,260	$28,435

Related party borrowings:
Atlantis Co., Ltd.	Umami	USD 15,000	1%/month	n/a	$—	$4,274
Aurora Investments ehf	Umami	USD 8,000	1%/month	n/a	—	5,313
Total related party borrowings					$—	$9,587

Total borrowings					$42,260	$38,022

Classification of borrowings:
Short-term borrowings, non-related party					$27,528	$24,002
Short-term borrowing, related party					—	7,587
Long-term debt, non-related party					14,732	4,433
Long-term debt, related party					—	2,000
Total borrowings					$42,260	$38,022
*At discretion of bank

Material Credit Agreements - Croatian Operations:
The Company's Croatian operations are funded with local bank debt that is secured by most of the Bluefin Tuna inventory, fixed assets and concessions of its Croatian operations. Most of the loans require pre-approval for any funds to be distributed outside of the Croatian operations. At June 30, 2012, Kali Tuna had $26.0 million in bank debt, of which $11.2 million was current and $14.7 million was long-term. At June 30, 2012, the Company had $8.0 million of cash on hand available for use by its Croatian operations. The following is a description of the material indebtedness owed by the Company's Croatian operations:

Erste & Steiermaerkische Bank Loans
On October 30, 2007, Kali Tuna entered into a framework credit agreement with Erste & Steiermaerkische bank d.d. ("Erste & Steiermaerkische"), which was renewed on January 21, 2008. The framework agreements provided for a secured credit facility consisting of three revolving credit lines: (i) a credit line of HRK 29.2 million, granted under the short term revolving credit agreement dated November 12, 2007, payable successively or at once on February 15, 2012, with a variable interest rate of 5.0%; (ii) a credit line of HRK 30.0 million, granted under the short term revolving credit agreement dated June 6, 2008, payable successively or at once on March 15, 2012, with a variable interest rate of 5.0%; and (iii) a credit line of JPY 180.0 million, payable successively or at once on March 1, 2012, with a variable interest rate of 3-month LIBOR + 6.5%. The funds were to be used for preparation of goods for export and other export purposes. The first two of the mentioned agreements were executed as part of the program of the Croatian Bank for Reconstruction and Development for advancement of export, which included a subsidized interest rate, and were each renewed for one additional year. The JPY 180.0 million credit line was repaid in full in March 2012 and has not been renewed. On March 15, 2012, the HRK 29.2 million and HRK 30.0 million credit lines were extended to February 15, 2013 and March 15, 2013, respectively, and, in connection therewith, the interest rates were reduced from 5.0% to 4.4%.

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

On June 8, 2011, Kali Tuna entered into an additional syndicated credit agreement with Erste & Steiermaerkische and the Croatian Bank for Reconstruction and Development ("HBOR"). The agreement provides for a secured credit facility consisting of a credit line of HRK 80.0 million, which was fully drawn at December 31, 2012, with 40.0% of the credit line (funds of HBOR) accruing interest at a variable rate of 2.8% and the remaining 60.0% at a variable rate equal to the rate accruing on Croatian National Bank bills with maturity of 91 days, plus 3.0%. The facility matures on December 31, 2014 and is repayable in one installment. The interest is payable quarterly. Funds advanced are to be used for working capital needs for the operation of the farming sites of Kali Tuna in Croatia or for the purchase of Bluefin Tuna, and require that matching funds (at least 45%) be provided by the Company. As of June 30, 2012, Kali Tuna has drawn all funds available under the line. The line is secured by live Bluefin Tuna owned by Kali Tuna in Croatia, as well as other security instruments, including guaranties issued by Lubin, Atlantis and Umami.

Under the Erste & Steiermaerkische's agreements, Kali Tuna agreed that, without obtaining Erste & Steiermaerkische's consent, it would not pledge or otherwise encumber its assets, dispose of its assets (except in the ordinary course of business), undertake actions affecting the company's status (including mergers or subdivisions), repay indebtedness owed to its shareholders, guarantee the obligations of others (with the exception of Lubin's loan) or incur additional indebtedness. Events of defaults, which results in an acceleration of all amounts due under the facility, include the failure to pay any obligation when due, Kali Tuna's insolvency, a material adverse change in Kali Tuna's business, use of funds for purposes other than those for which the loan was granted, the invalidity (or non-substitution) of any of the security instruments, a breach of the obligation to conduct at least 75% of the payment operations through Erste & Steiermaerkische, and a change of ownership of Kali Tuna that is not acceptable to Erste & Steiermaerkische.

Other Bank Loans
Kali Tuna also has a loan from Privredna banka Zagreb d.d. for EUR 2.5 million that matures on March 31, 2014 and is payable in three annual installments which began March 31, 2012. The first annual installment was paid early in January 2012. Interest is payable monthly based on the three-month EURIBOR rate plus 4.75%. Funds advanced were granted for the purchase of certain assets and for working capital purposes. The loan is secured by certain of the Company's fish inventory in Croatia as well as certain other security instruments, including the pledge over two motor boats owned by the seller of those assets. The parties established that the value of the pledged Bluefin Tuna inventory amounted to HRK 29.7 million on March 31, 2011, and Kali Tuna undertook to maintain a certain value of inventory until the full repayment of the loan. Under the agreement, Kali Tuna undertook various other obligations, including not to assume further debts or to encumber its assets in a manner that could affect its ability to repay the loan, to inform the bank of all material changes (including changes of the company status) or changes affecting its business or ability to repay the loan and to conduct its monetary operations through the bank on a pro rata basis in relation to other creditors. In case of default, the bank may terminate the agreement with immediate effect and make due the total amount of the loan. Events of default include a delay in repaying any of its obligations under the agreement (or any other agreement it may enter into with the bank), a material adverse changes that may reasonably affect the ability of Kali Tuna to fulfill its obligations under the agreement and a change of the company name or address of which the bank is not informed within three days. In addition, Kali Tuna undertook not to perform any activities that could endanger the environment or any activities in breach of the applicable regulations relating to environmental protection for the duration of the agreement.

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

Material Credit Agreements - Mexican Operations:
On July 5, 2010, Baja entered into a revolver facility dated (as amended on June 23, 2011) with BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer ("Bancomer") for MXN 50.0 million that accrued interest payable at an annual rate equal to the Mexican 28-days period Tasa de Interés Interbancaria de Equilibrio ("TIIE") + 4.5% and was secured by certain Baja inventory. Marpesca and Oli Steindorsson, the Company's Chairman, President and Chief Executive Officer, were joint obligors under the credit facility. This facility matured on September 30, 2011, was extended to November 4, 2011 and was paid in full in October 2011.

On February 22, 2012, Baja entered into a revolver facility with Bancomer for MXN 46.9 million that accrues interest payable at an annual rate of the 28-days period TIIE and is unsecured. This facility matures on February 22, 2013. At June 30, 2012, Baja has drawn all funds available under the facility. Under this facility Baja is not subject to restrictive covenants other than customary affirmative covenants such as the periodic delivery of financial statements and compliance with applicable Mexican environmental laws and regulations. This facility does not restrict the ability of Baja to pay dividends.

Private Investor Loans - Baja and Umami
On August 26, 2011, Umami, together with Baja, entered into a credit agreement with AMERRA Agri Fund, L.P., AMERRA Agri Opportunity Fund, L.P., JP Morgan Chase Retirement Plan (the “Lending Parties”) and AMERRA Capital Management, LLC (as administrative agent). The agreement was amended in February 2012, April 2012, June 2012 and August 2012 (the agreement, as amended, is referred to as the “AMERRA Agreement”).

The AMERRA Agreement provides for a secured credit facility consisting of loans in an aggregate principal amount of up to $30.0 million (increased to $35.0 million in August 2012, including a $5.0 million term loan facility), with a variable interest rate of one-year LIBOR plus 9.0% for a portion of the loans and LIBOR plus 11.75% for a portion of the loans. At June 30, 2012, $19.7 million in additional funds were available under the line. Additional funds can also be available based on growth of the biomass in Baja.

Funds advanced are to be used solely to refinance certain of the Company's indebtedness, to finance the working capital needs of Baja and to pay expenses incurred in connection with the credit facility. The loans were funded in multiple tranches. The first tranche of $5.2 million was received on September 7, 2011 in the amount of $5.1 million, of which $3.1 million was used to repay a secured note with a maturity date of March 31, 2012, plus accrued interest and to pay placement agent costs totaling $0.1 million, with the remainder being used as general working capital for growth and reinforcement of infrastructure at the Company's facility in Mexico. The second tranche of $1.1 million was received on September 15, 2011. In January 2012, the Company repaid $0.3 million of the initial funds. The third tranche of $4.0 million was received on April 16, 2012 in the amount of $3.9 million. In addition, the fourth tranche of $0.4 million was received on May 24, 2012, the fifth tranche of $0.5 million was received on June 8, 2012, and the sixth tranche of $2.0 million was received on June 26, 2012. Additional tranches totaling $17.7 million with net proceeds of $17.4 million were received in July and August 2012, including $5.0 million received as a term loan with net proceeds of $4.8 million under the credit agreement.

The notes are secured by (1) substantially all of the Umami's assets, including the shares it holds in Baja and Oceanic and (2) pledges of the common stock of Marpesca made by Baja. Moreover, each of Atlantis, Aurora, Oceanic and Mr. Steindorsson have guaranteed prompt and complete performance of Umami's obligations under the AMERRA Agreement and related contracts.

In August 2011, the Company also issued five-year warrants to the Lending Parties to purchase 500,000 shares of its common stock at an initial exercise price of $1.50. In connection with the AMERRA Agreement, the Company granted the Lending Parties demand and piggyback registration rights and agreed to indemnify them and AMERRA against certain expenses related to the transaction and controversies arising thereunder or in connection with their registration rights, should they occur. The warrants are subject to anti-dilution protection should their then-applicable exercise price be greater than the price or exercise price of certain subsequently issued common stock or securities (including additional warrants), among other circumstances. The Company accounted for these warrants as a liability at June 30, 2012.

The Company and its subsidiaries are subject to a number of restrictions under the AMERRA Agreement that affect its ability to incur indebtedness, transfer assets, issue dividends and make investments, among other activities. For instance, subject to certain exceptions, the Company and its subsidiaries: (1) may not incur or permit to exist any indebtedness, unless the indebtedness: (a) is pre-existing or is a like-amount renewal of pre-existing debt, (b) is used to finance the acquisition and maintenance of capital assets and does not exceed $500,000, (c) is related to trade letters of credit, (d) is certain subordinated debt, (e) is incurred to harvest or increase our biomass, (f) is assumed pursuant to a permitted acquisition, (g) is secured and does not exceed $5.0 million outstanding at any time, or (h) qualifies under another limited exemption; (2) may not create, incur or permit any lien on our existing or subsequently acquired property, or assign or sell any rights (including accounts receivable) in respect of any thereof; (3) may not, without prior approval from certain of the Lending Parties, undergo a fundamental corporate change or dispose of substantially all of the Company's or any of its subsidiaries' assets or the stock in its subsidiaries; (4) may not engage in any business other than the type conducted when the Company entered into the agreement or a business reasonably related to that type; (5) may not hold or acquire any securities (including pursuant to a merger) of, make any loan to or guarantee for, or permit to exist an interest in any assets of, another person or entity, or acquire the assets of another person or entity constituting a business unit, except in the case of (a) short-term U.S. Treasuries, certain highly-rated commercial paper or money market funds, and certain other similar securities, (b) an investment in the capital stock of an existing subsidiary, (c) mergers or other combinations in which the Company or its subsidiary is the survivor and the acquired company operates in a complementary line of business, subject to the approval of AMERRA or (d) other investments or transactions otherwise permitted under the agreement; (6) may not make certain restricted payments, including, in the case of the Company but not its subsidiaries, cash or other non-stock dividends; (7) may not sell to, purchase from, or otherwise engage in any transactions with any affiliates not in the ordinary course and on arm's-length terms, unless the transaction only involves the Company and its subsidiaries or is otherwise permitted under the agreement; (8) may not enter or permit to exist any arrangement that restricts (a) the Company and its subsidiaries' ability to create liens against property or assets or (b) the Company's subsidiaries' ability to pay dividends, repay loans to, or guarantee the indebtedness of, the Company or other of its subsidiaries, subject to certain exceptions. The Company is also subject to certain financial ratio requirements and both Umami and Baja must maintain minimum amounts of working capital.

The amounts due under the facility at June 30, 2012 are due no later than December 31, 2012, except for the $5.0 million term loan drawn down under the amendment to the credit agreement in August 2012, which is due to March 31, 2013. In addition, in the event the Bluefin Tuna biomass at the farm has not increased, from growth or the fishing season, to meet certain agreed upon levels by certain dates up to $5.0 million would have been due August 31, 2012, an additional $5.0 million will be due September 30, 2012, with the remaining payable on December 31, 2012. As our biomass increased resulting from our fishing season, we were not required to make the $5.0 million payments due on August 31, 2012 and September 30, 2012.

See Note 11 for the borrowings from related parties.

Deferred financing costs of $1.0 million and $3.4 million were incurred in the years ended June 30, 2012 and 2011, respectively. Deferred financing costs of $0.9 million and $2.3 million were amortized in the years ended June 30, 2012 and 2011, respectively.

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

Based upon the criteria set forth in ASC 810, the Company has determined that it is the primary beneficiary in two VIEs, Lubin and Marpesca, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities. As such, the VIEs have been consolidated within the Company’s consolidated financial statements. The Company was also the the primary beneficiary in an additional VIE, Kali Tuna Trgovina d.o.o. ("KTT"), prior to May 23, 2012 as discussed below.

MB Lubin d.o.o.
Under Croatian law, a foreign-owned company may engage in fishing in Croatian waters only if such right of the respective foreign-owned company derives from Croatia's obligations set forth in the International Treaties, such as by use of a VIE like Lubin. The Company's farming operation in Croatia needs access to Bluefin Tuna to stock the farm and various bait fish to feed the biomass at the farm. Lubin is a Croatian-based marine company that is owned by one of the members of the Company's Croatian management team. Lubin owns various boats and has the right to fish for Bluefin Tuna and various bait fish. In July 2009, the Company entered into twenty-year agreements whereby Lubin is required to provide services exclusively to Kali Tuna related to fish farming, live Atlantic Bluefin Tuna catching and catching of bait fish. Kali Tuna may also purchase feed and Bluefin Tuna from other suppliers.

Pursuant to the Small Pelagic Fish Supply Contract, the Business Cooperation Agreement, the Live Tuna Supply Contract and the Maritime/Fishery Services Contract, each dated July 1, 2009 and entered into between Kali Tuna and Lubin, Lubin is required to deliver to Kali Tuna any Northern Bluefin Tuna, Pilchard, Mackerel, Horse Mackerel and Anchovy it catches and to provide other maritime/fishery services to Kali Tuna for a period of twenty years. The prices Kali Tuna pays under these contracts are to be set by separate agreement for the applicable fishing season or period of service, but must match market prices and payment terms. Pursuant to the Maritime/Fishery Services Contract, Kali Tuna may also agree to reimburse Lubin's costs related to crew, fuel, food, port fees and taxes. Additionally, Lubin has agreed to let Kali Tuna use its vessels for its operations as collateral for any of its credit liabilities and, in return, Kali Tuna has agreed to help Lubin refinance its debt liabilities by taking over certain of Lubin's outstanding debts. Kali Tuna has also agreed to directly finance Lubin, and to provide guarantees and other support in connection with third-party financing, for the short and long-term financing of Lubin's assets and equipment. During the twenty-year term of these agreements, Lubin may not transfer any tangible property or right without Kali Tuna's consent.

On June 6, 2012, Kali Tuna entered into an agreement with Dino Vidov, Lubin's owner and Kali Tuna's General Manager, whereby Kali Tuna agreed to purchase all of the shares of Lubin on the date of entry of the Republic of Croatia in to the European Union or July 31, 2013, whichever occurs earlier. Upon execution of the agreement, Kali Tuna transferred HRK 900,000 to Mr. Vidov as an earnest payment towards the acquisition of 100% of his shares in Lubin, which was accounted for as a reduction to the Company's non-controlling interest in Lubin at June 30, 2012.

Kali Tuna Trgovina d.o.o.
Prior to October 31, 2010, Kali Tuna operated a joint venture (the "BTH Joint Venture"). Under the terms of the BTH Joint Venture, Bluefin Tuna was acquired, farmed and sold at our Croatian site. Initially, the BTH Joint Venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. ("KTT"), a Croatian-based company owned 50% by Kali Tuna and 50% by Bluefin Tuna Hellas A.E. (“BTH,” an unrelated third party). In January 2008, all activities of the BTH Joint Venture were assumed by Kali Tuna. In October 2010, the BTH Joint Venture was terminated, at which time the BTH Joint Venture's remaining assets, consisting primarily of Bluefin Tuna biomass located at our Croatian farming sites, were purchased by Kali Tuna at the fair market value of $1.6 million. BTH had no operations or results subsequent to September 30, 2010. On May 23, 2012, the shares in KTT owned by BTH were transferred to Kali Tuna, whereby KTT became the wholly-owned subsidiary of Kali Tuna. Therefore, as of June 30, 2012, KTT is no longer considered a VIE and is accounted for as a wholly-owned subsidiary of Kali Tuna.

The Company has determined that Kali Tuna and its affiliates provided the majority of financial support to Lubin and KTT through various sources including the purchase and sale of inventory, rental income and unsecured loans. In addition, as of June 30, 2012, Kali Tuna was a guarantor for repayment of Lubin's note payable to Erste & Steiermaerkische bank d.d. in the amount of EUR 0.6 million ($0.6 million).

Financial support provided by Kali Tuna and its affiliates to Lubin as of and during the years ended June 30, 2012 and 2011 is as follows:

	Lubin
	Years Ended June 30,
	2012	2011
Rental income and sale of inventory	$3,319	$2,565

	June 30, 2012	June 30, 2011
Unsecured loans	$7,792	$6,290

Selected information from the balance sheets of Lubin and KTT as of June 30, 2012 and 2011, and the results of operations for the years then ended follow:

	Lubin		KTT
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total assets	$5,307	$5,739	$—	$55
Total liabilities	8,793	8,683	—	—
Stockholders' equity (deficit)	(3,486)	(2,944)	—	55

	Lubin		KTT
	Years Ended June 30,		Years Ended June 30,
	2012	2011	2012	2011
Net revenue	$3,317	$2,629	$—	$—
Net loss	(1,078)	(459)	(3)	(1)

KTT had a net loss attributable to the BTH Joint Venture of $0.1 million for the three months ended September 30, 2010. KTT had no operations subsequent to September 30, 2010.

Marpesca S.A. de C.V.
Under Mexican law, a majority foreign-owned company cannot own the right to fish in Mexican waters. Baja's farming operation needs access to various bait fish to feed the biomass at the farm. Marpesca is a Mexican-based fishing company that is owned 49% by Baja and 51% by Baja's General Manager, Victor Manuel Guardardo France. Mr Guardado is the Company's nominee for Mexican regulatory purposes, does not have decision-making authority and is not an executive officer or significant employee of Umami. Decision-making authority for Marpesca lies solely with Baja's management, including specifically Benito Sarmiento, Baja's Chief Executive Officer. Marpesca leases a fishing boat from Baja and has the right to fish for various bait fish. Baja provides financing for Marpesca and Marpesca does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Baja. It also does not have the fixed assets that it requires to carry out these fishing activities without leasing them. Currently these are leased from Baja. The Company has therefore determined that Marpesca is a variable interest entity and that Baja is the primary beneficiary.

The Company has determined that Baja has provided the majority of the financial support to Marpesca through various sources including the purchase and sale of inventory. Selected information from Marpesca's balance sheet as of June 30, 2012 and June 30, 2011, and the results of its operations for the years then ended were as follows:

	Marpesca
	Year Ended June 30,
	2012	2011
Net revenue	$1,207	$403
Net income (loss)	146	(412)

	June 30, 2012	June 30, 2011
Total assets	$529	$923
Total liabilities	879	1,335
Stockholders’ deficit	(350)	(412)

A portion of the operating cost for the non-controlling interest of Lubin and Marpesca is inventoried by Kali Tuna and Baja, respectively, to reflect the actual operating costs of Lubin's and Marpesca's bait operations. The Company expects that the stockholders' deficit at Lubin and Marpesca will be absorbed by Umami shareholders in the future.

10.    Stock Options and Warrants

Stock Options

The Company does not currently have a formal stock option plan. On June 30, 2010, stock options were granted to two employees to purchase a total of 1,100,000 shares of the Company's common stock at $1.00 per share. Of these options, 183,333 vested immediately, and an additional 183,333 shares vested on June 30, 2011, the first anniversary of the grants. An additional 366,667 shares will vest on each of the second and third anniversary dates of the grants. The options have a five year contractual term with three years remaining at June 30, 2012.

On December 6, 2011, stock options were granted to the Company's three independent directors to purchase a total of 300,000 shares (100,000 shares each) of its common stock at $2.00 per share. Of these options, 100,000 vested immediately, and an additional 200,000 shares will vest on each of the second and third anniversary dates of the grants. The options have a five year contractual term with 4.4 years remaining at June 30, 2012.

On January 4, 2012, stock options were granted to one executive officer to purchase up to 875,000 shares of the Company’s common stock with an exercise price of $1.60 per share, the last quoted price of the Company’s stock on January 4, 2012. Upon the closing of a single firm commitment underwritten public offering of shares of the Company’s common stock in which the gross proceeds to the Company are at least $40.0 million (a “Qualified Equity Offering”), 55% of the options will vest. The remaining 45% of the options will vest equally in six installments every six months, with the first installment vesting on July 4, 2012. In addition, in the event of a Qualified Equity Offering, the officer will receive an option to purchase a number of additional shares of the Company’s common stock such that immediately following the option grant, he will own, assuming full exercise of all option grants held by him, not less than 1.0% of the Company’s fully-diluted capital stock. The options have a five year contractual term with 4.5 years remaining at June 30, 2012.

On January 31, 2012, stock options were granted to one of the Company's independent directors to purchase a total of 100,000 shares of its common stock at the thirty days average closing price of the Company's common stock ending on the last trading day prior to the grant date ($1.82 per share). Of these options, options to purchase 33,333 shares of the Company's common stock vested immediately, and options to purchase an additional 33,333 shares will vest on each of the first and second anniversary dates of the grant. The options have a five year contractual term with 4.6 years remaining at June 30, 2012.

On March 1, 2012, stock options were granted to two of the Company's independent directors to purchase a total of 200,000 shares (100,000 shares each) of its common stock at the thirty days average closing price of the Company's common stock ending on the last trading day prior to the grant date ($2.29 per share). Of these options, options to purchase 66,667 shares of the Company's common stock vested immediately, and options to purchase an additional 66,667 shares will vest on each of the first and second anniversary dates of the grants. The options have a five year contractual term with 4.7 years remaining at June 30, 2012.

The fair value of each option awarded in the years ended June 30, 2012 and 2011 was estimated on the grant date using a Black-Scholes valuation model and the following assumptions:

	March 1, 2012 Grants	January 31, 2012 Grant	January 4, 2012 Grant	December 6, 2011 Grant	June 30, 2010 Grants
Exercise price	$2.29	$1.82	$1.60	$2.00	$1.00
Fair value of common stock	$2.35	$2.25	$1.60	$2.15	$1.21
Expected dividends	—	—	—	—	—
Expected volatility	43%	44%	46%	42%	50%
Risk-free interest rate	0.43%	0.30%	0.40%	0.94%	1.91%
Expected term (in years)	3.3	3.3	3.4	3.0	3.0

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

Stock option activity during the years ended June 30, 2012 and 2011 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding as of June 30, 2011	1,100,000	$1.00	4.0 years
Options granted	1,475,000	$1.79	5.0 years
Options exercised	—
Options forfeited	—
Outstanding as of June 30, 2012	2,575,000	$1.45	3.9 years
Vested and exercisable as of June 30, 2012	933,333	$1.23	3.3 years
Non-vested and expected to vest as of June 30, 2012	1,641,667	$1.58	4.2 years

The intrinsic value of stock options is calculated as the amount by which the fair value of the Company's common stock exceeds the exercise price of the option. At June 30, 2012, the fair value of the Company's common stock only exceeded the exercise price for the options granted on June 30, 2010. As such, the intrinsic value at June 30, 2012 of the Company's options outstanding, vested and exercisable of $0.3 million, and the intrinsic value of options outstanding and expected to vest of $0.4 million was calculated based solely on the June 30, 2010 option grants.

There was no tax benefit related to the stock based compensation because the Company has incurred losses in the U.S. and it is not probable that it would be able to use any tax benefit in the future. Stock-based compensation expense recognized as selling, general and administrative expenses in the Consolidated Statements of Operations was $0.6 million and $0.2 million for the years ended June 30, 2012 and 2011, respectively. As of June 30, 2012, total unrecognized stock compensation expense was $0.3 million, which is expected to be recognized over the remaining vesting period of 0.5 to 2.7 years.

Stock Warrants
As of June 30, 2012, the Company had issued warrants to purchase 11.1 million shares of the Company's common stock to various parties in conjunction with debt offerings and private placements, as compensation for services, and in settlement of a dispute. The Company's warrants are accounted for as equity or liabilities based on specific features within the warrant agreements. Stock warrants that embody obligations of the issuer must be classified as liabilities. Examples of an obligation include put options that if exercised would require an entity to repurchase its equity shares by physical settlement or issuing another instrument, contracts that contain terms granting settlement in a variable number of shares, or contracts that require net cash or net share settlement. All other stock warrants generally should be accounted for as equity instruments. As of June 30, 2012, warrants were outstanding as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance at June 30, 2011	10,264	$1.56
Issued as placement agent compensation	90	$2.70
Issued in connection with secured notes	759	$2.01
Balance at June 30, 2012	11,113	$1.60	3.2 years

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

As described in Note 11, on July 7, 2011, the Company entered into a credit facility with Atlantis. In connection with the credit line, on each funding date, the Company is to issue to Atlantis three year warrants to purchase shares of its common stock at $3.00 per share at the rate of 50,000 warrants for each $1.0 million advanced to the Company. The maximum number of warrants issuable is 750,000. Through June 30, 2012, the Company issued warrants to purchase 0.3 million shares of its common stock to Atlantis. The fair value of these warrants of $26,000 was calculated using a binomial pricing model, and were originally recorded as equity in additional paid in capital. These warrants were revalued at June 30, 2012, and reclassified from additional paid in capital to derivative warrant liability due to certain terms contained within the agreement.

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

In October 2011, the Company entered into settlement agreements with the placement agent related to all past transactions and agreed to terms related to any future transactions that may be entered into between the Company and parties introduced to the Company by the placement agent. The settlement provided that the Company pay an additional $0.1 million in cash, cancel the Original Placement Agent Warrants and replace them with warrants to purchase 650,000 shares of the Company's common stock with issue dates reflective of the Original Placement Agent Warrants with certain agreed-to changes in exercise prices, resulting in a weighted average exercise price of $1.34 per common share. These warrants have been divided into two groups (each group with the same terms) - a group of warrants to purchase 0.25 million shares of the Company's common stock (Series A Warrants) and a group of warrants to purchase 0.4 million shares of the Company's common stock (Series B Warrants). All warrants have standard anti-dilution clauses, cashless exercise provisions and piggyback registration rights. Additionally, if any of the Series A Warrants or Series B Warrants had been exercised prior to June 30, 2012, the exercise price would have been reduced by an amount equal to 34% of the original exercise price for those exercised. Further, if any new financing is closed by parties for which the placement agent should be compensated, then the exercise price for the Series A Warrants and Series B Warrants shall be reduced by $0.12 for each $1.0 million of funding and if the Company defaults on any financial obligation or enters into a recapitalization or restructuring, then the exercise price for the Series A Warrants and Series B Warrants shall be reduced to $0.01. None of the Series A or B Warrants were exercised on or prior to June 30, 2012.

On October 9, 2011, per the settlement agreement, as compensation for services rendered and in settlement of a dispute related thereto, the Company issued to certain placement agents and their respective affiliates as replacement for the warrants to purchase 618,933 shares of the Company's common stock and issued warrants to purchase an additional 31,067 shares of the Company's common stock. The warrants are exercisable at exercise prices ranging from $1.00 to $1.65 per share with a weighted average price of $1.34 per share. The exercise price of the warrants may be reduced in certain circumstances. The settlement agreement was valued effective June 30, 2011 as the agreement related to transactions entered into during the year ended June 30, 2011 and the major terms of the final agreement were agreed to in June 2011. The 0.65 million warrants reissued in connection with the settlement were recorded as a stock warrant liability in the year ended June 30, 2011.

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

Also as part of the settlement, Aurora Investments ehf ("Aurora"), a shareholder of the Company, agreed to purchase any Series B Warrants held by the placement agent not exercised by April 15, 2012 pursuant to a put agreement at $3.00 per warrant. The Company estimated that the put option would be exercised by the placement agent and its assigns and, accordingly, the Company valued Aurora's contribution to the settlement at June 30, 2011 at $0.9 million, representing the difference between the estimated cash expected to be paid by Aurora ($1.2 million) and the estimated value of the warrants to be acquired by Aurora under the put option. The Company previously recorded $0.7 million as a long-term liability at June 30, 2011 and reclassified it to additional paid-in capital in the quarter ended December 31, 2011.

Derivative Stock Warrant Liability

The Company accounts for its derivative stock warrants in accordance with the applicable FASB guidance as discussed in Note 2. Under this guidance, derivative stock warrants are accounted for as fair value liabilities and are valued using Level 3 inputs, with changes in fair value included in net income (loss).

The fair value of the liability associated with the Company's derivative stock warrants decreased to $1.7 million at June 30, 2012 from $2.3 million at June 30, 2011, which resulted in a $0.8 million gain from the change in fair value of warrants for the year ended June 30, 2012, which was partially offset by $0.3 million in new derivative stock warrants issued during the year ended June 30, 2012.

Approximately 4.4 million warrants are currently accounted for as liabilities as of June 30, 2012 due to specific features within the warrant agreements. The following table sets forth a summary of the change in our Level 3 derivative stock warrant liability for the year ended June 30, 2012:

Balance at June 30, 2011	$2,286
Fair value of new warrants issued	272
Reclassification of warrants to derivative liability	26
Unrealized (gains) losses in fair value recognized in operating expenses	(845)
Balance at June 30, 2012	$1,739

The Company's derivative stock warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using an binomial pricing model using the following assumptions:

	June 30, 2012	June 30, 2011
Exercise price	$1.00 - $3.00	$1.00 - $1.80
Fair value of common stock	$1.38	$1.21
Expected dividends	—	—
Expected volatility	32%	57%
Risk-free interest rate	0.72%	1.76%
Expected term (in years)	3.2	4.2

In the quarter ended December 31, 2011, the Company changed the method by which it determines the fair value of its common stock, as discussed above. Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods of comparable companies that correspond to the remaining term of the warrants. The Company uses daily pricing comparisons for comparable companies and not the trading value of its own common stock, as there are very few of its registered shares available to the market and there are very low volumes of its shares traded relative to the Company's size. The Company believes this method produces an estimate that is representative of its expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the contractual term and vesting period of the warrants using the simplified method. The risk-free interest rate is the interest rate for treasury constant maturity instruments published by the Federal Reserve Board that is closest to the expected term of the warrants.

11.    Related Parties

Related parties are those parties which have influence over the Company, directly or indirectly, either through common ownership or other relationship. In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf, or Atlantis, an Icelandic holding company with its key market in Japan that seeks to produce, market and distribute sustainable seafood, with a focus on aquaculture. Atlantis is the Company's largest stockholder and an affiliate of the Company's Chief Executive Officer. Atlantis or Atlantis Co., Ltd., ("Atlantis Japan"), a wholly-owned subsidiary of Atlantis, served as the Company's exclusive sales agent through the 2011-2012 harvest season (see further discussion at —"Sales Agency Agreement" below). In addition, for the years ended June 30, 2012 and 2011, Atlantis Japan and other Atlantis subsidiaries, purchased from the Company, for their own account and not as sales agents, approximately $29.4 million and $40.9 million of Bluefin Tuna, respectively, representing 30.2% and 71.9%, respectively of the Company's total sales for those years. The Company's sales contract with Atlantis Japan was terminated effective March 31, 2012. The Company has adopted policies that prohibit any future related-party transactions with Atlantis. Except for this sales relationship, Atlantis Japan did not provide any other function to the Company. The Company has also entered into financing transactions with Aurora Investments ehf ("Aurora"), a shareholder of the Company that is indirectly owned by the Company's Chief Executive Officer, who is also a director of Aurora.

Financing Transactions
At June 30, 2011, the Company owed Atlantis and Aurora $4.3 million and $5.3 million in notes payable and accrued interest and fees, respectively. On July 7, 2011, the Company entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million. This amount included funds utilized for the refinance of the $4.0 million of the notes payable due to Atlantis on June 30, 2011. New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses). Principal amounts drawn under the credit line bore interest at the rate of 1.0% per month based on the average amount outstanding payable monthly, and required payment of a 1.25% fee related to the advances. During the year ended June 30, 2012, the Company borrowed an additional $1.3 million from Atlantis, repaid $2.7 million to Atlantis and Aurora and paid $3.0 million to others on Atlantis' behalf. Also, during the year ended June 30, 2012, the Company issued warrants to acquire 258,948 shares of its common stock at an exercise price of $3.00 in connection with amounts borrowed from Atlantis. The notes and accrued interest totaling $5.4 million were due and payable March 31, 2012. In addition, the Company owed Atlantis Japan $0.9 million in commissions at March 31, 2012. However, on May 15, 2012 the Company reached an agreement with Atlantis whereby Atlantis and Umami agreed to offset all amounts due to Atlantis under the Atlantis Credit facility, including interest, and the amounts due to Atlantis Japan under the Sales Agency agreement effective as of March 31, 2012 (a total of $6.3 million) against amounts due to Kali Tuna and Baja for fish purchased by Atlantis Japan. Additionally, Atlantis and Atlantis Japan agreed to pay the Company for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling HRK 99.7 million or approximately $17.1 million USD on May 15, 2012) and Baja (totaling $1.1 million USD), representing the amounts that would have been received by Kali Tuna and Baja in their respective functional currencies had the accounts receivable been paid on their respective due dates. On June 27, 2012, the agreement was amended whereby Atlantis and Atlantis Japan agreed to pay Kali Tuna as the secured party for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling JPY 1.3 billion or approximately $16.4 million USD on June 27, 2012).

The net amount due to the Company at June 30, 2012 of $17.3 million shown on the consolidated balance sheet represents the amount due to Kali in Japanese Yen converted into USD at the prevailing exchange rates on June 30, 2012 and the amount due to Baja in USD. The total amount due from Atlantis at June 30, 2012 discussed above ($18.2 million) represents the agreed upon amount due to the Company at the prevailing exchange rates on May 15, 2012 (the date of the agreement with Atlantis discussed above). To provide security for this total amount due to the Company, Atlantis has secured these obligations with 8.0 million of its shares in the Company. As Atlantis has not paid the net amount due by July 31, 2012, the Company has the right to liquidate enough of the 8.0 million shares of collateral to settle the total amount due to Kali Tuna and Baja and return any excess shares to Atlantis. In the event the proceeds from liquidation of all 8.0 million shares is insufficient to settle the total amount due to Kali Tuna and Baja, Atlantis would remain obligated to pay the remaining amount.

During the year ended June 30, 2012, the largest aggregate amount of principal outstanding due to Atlantis and Aurora was $8.1 million and $9.3 million, respectively. During the year ended June 30, 2011, the largest aggregate amount of principal outstanding due to Atlantis and Aurora was $17.7 million and $9.4 million, respectively. During the year ended June 30, 2012, the Company paid $0.3 million and $2.2 million in principal payments to Atlantis and Aurora, respectively. During the year ended June 30, 2011, the Company paid $0.5 million and $1.0 million in principal payments to Atlantis and Aurora, respectively. Interest accrued on both of the Company's related party loans with Atlantis and Aurora at 1.0% per annum. During the year ended June 30, 2012, the Company paid $0.2 million and $0.1 million in interest to Atlantis and Aurora, respectively. During the year ended June 30, 2011, the Company paid $0.3 million in interest to Aurora and no interest to Atlantis, respectively.

Sales of Bluefin Tuna
In the year ended June 30, 2012, Atlantis Japan and other Atlantis subsidiaries purchased a total of $29.4 million of Bluefin Tuna from the Company's operations, compared to $40.9 million in the year ended June 30, 2011. Of the total amount purchased, $17.3 million remained outstanding and is past due at June 30, 2012. See further discussion regarding this outstanding amount at "Financing Transactions" above.

Sales Agency Agreement
In October 2011, the Company entered into a sales agency agreement with Atlantis Japan, giving Atlantis Japan exclusive rights to sell the Company's Bluefin Tuna in Japan. Under the agreement, the Company paid Atlantis Japan a 2.0% sales commission for all sales it made on the Company's behalf to non-related parties sales up to 4.0 billion Japanese Yen (approximately $52 million), and 1.0% for all sales above that amount. Commissions under the agreement were payable quarterly. The agreement was retroactive to July 1, 2011 and was terminated effective March 31, 2012. Commission expense for the year ended June 30, 2012 was $1.2 million compared to $1.0 million for the year ended June 30, 2011.

Other
The Company reimburses Atlantis for certain services provided to the Company, as well as out of pocket expenses paid on the Company's behalf. For the year ended June 30, 2012, $0.2 million was billed for services and reimbursements, compared to $0.7 million for the year ended June 30, 2011.

From time to time, Atlantis, Aurora and Oli Steindorsson, our Chairman, President and Chief Executive Officer, have provided loan guarantees and other credit support through their banking relationships and Atlantis has pledged its shares in the Company as collateral for certain financing transactions with private party lenders. Since fiscal year 2008, Atlantis, Aurora and Mr. Steindorsson have provided guaranties in connection with the Company's debt facilities. In the years ended June 30, 2012 and 2011, Atlantis, Aurora and Mr. Steindorsson continued to provide other loan guarantees or other credit support for the Company's benefit. A description of which credit agreements include guaranties by these parties are as follows (monetary units in thousands):

					Borrowing		Largest Aggregate Amount of Principal Outstanding During the Two Years Ended June 30, 2012 and 2011
					Outstanding
Guarantor(s)	Lender	Borrowing Party	Facility	Interest Rate	June 30, 2012	June 30, 2011		Guarantee/Collateral
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	4.4% floating *	$4,826	$5,708	$5,708	Guarantee
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	4.4% floating *	4,952	5,856	5,856	Guarantee
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	EUR 1,375	3M EURIBOR + 7%	—	—	1,867	Guarantee
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	JPY 180,000	3M JPY LIBOR+6.5%	—	2,219	2,342	Guarantee
Atlantis, Aurora, O. Steindorsson	Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 80,000	40% at HBOR 2.8% + 60% at 3%+floating T-Bill	13,205	—	14,168	Guarantee
Atlantis, Aurora, O. Steindorsson	Amerra Capital Management, LLC	Umami	USD 30,000	9%+1YR LIBOR + 11.75% 1YR LIBOR	13,315	—	13,315	Guarantee
Atlantis	Private Investors	Umami	USD 2,750	6% for first 30 days, 9% for remainder of term	—	—	2,750	9.0 million of Umami shares held by Atlantis
Atlantis	Private Investors	Umami	USD 3,500	0.045	—	—	3,500	10.0 million of Umami shares held by Atlantis
Aurora	Private Investors	Umami	USD 500	Nil	—	—	500	1.0 million of Umami shares held by Aurora
Atlantis	Private investors	Umami	USD 2,000/ USD 5,624	Nil	—	2,000	5,624	6.0 million of Umami shares held by Atlantis
* Interest rate as of June 30, 2012 or latest practicable date prior to repayment, if paid in full prior to June 30, 2012.

Related party amounts included in the Company's balance sheet and income statement are as follows:

Balance Sheet	June 30, 2012	June 30, 2011
Trade accounts receivable, related parties	$17,261	$1,970

Accounts payable, related parties	$—	$556

Notes payable, related parties
Due to Atlantis - principal	$—	$4,000
Due to Aurora - principal	—	5,260
Accrued related party interest, expenses and fees	—	327
Total notes payable, related parties	—	9,587
Included in current portion	—	7,587
Long-term portion	$—	$2,000

	Year ended June 30,
Income Statement	2012	2011
Sales to Atlantis and subsidiary - included in net revenue	$29,390	$40,864
Reimbursement of costs - included in selling, general and administrative expenses	157	693
Commission expense - included in selling, general and administrative expenses	1,188	1,033
Interest expense (including amortization of original issue discounts, deferred financing costs and warrants)	840	1,556

12.    Income Taxes

The provision for income taxes for the years ended June 30, 2012 and 2011 consists of the following (in thousands):

	Years Ended June 30,
	2012	2011
Income (loss) before income taxes:
Domestic	$(11,754)	$(10,557)
Foreign	37,766	13,133
Total income (loss) before income taxes	$26,012	$2,576

Income tax expense (benefit):
Current income taxes:
State	$2	$2
Foreign	6,006	1,889
Total current	6,008	1,891
Deferred income taxes:
Foreign	6,388	417
Total deferred	6,388	417
Total provision for income taxes	$12,396	$2,308

The Company recorded income tax expense of $12.4 million for the year ended June 30, 2012, compared to $2.3 million for the year ended June 30, 2011. The increase in income tax expense in the year ended June 30, 2012 compared to the year ended June 30, 2011 is primarily due to the significant increase in revenues and operating income in the year ended June 30, 2012 compared to the year ended June 30, 2011, offset partially by a lower effective tax rate for the current year.

The Company's effective tax rate of 47.7% differs from the statutory U.S. federal income tax rate of 34.0% primarily due to the dividends from foreign subsidiaries, the change from IETU to ISR tax regime in calculating the Company's Mexican taxes subject to ASC 740, as well as an increase in its valuation allowances related to certain of its foreign operations due to the uncertainty of generating future profits that would allow for realization of their deferred tax assets. Except for the $3.4 million dividend sent by Kali Tuna to Umami in the quarter ended June 30, 2012, unremitted earnings of Kali Tuna have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated further such earnings will be remitted to the United States. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable. The Company periodically evaluates its investment strategies for Kali to determine whether its foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Baja earnings are considered to be repatriated to the United States and the Company, to fund the Company's current operations and debt obligations taken out primarily for the acquisition and operations of Baja. Therefore, income taxes are provided on the excess amount of financial reporting basis over tax basis of the investment in Baja for the years ended June 30, 2012 and 2011.

A reconciliation between reported income tax expense and the amount computed by multiplying income (loss) before income taxes by the Company’s applicable federal statutory tax rate of 34.0%, and a reconciliation of the federal statutory income tax rate to the Company's effective tax rate for the years ended June 30, 2012 and 2011, respectively, is as follows (in thousands):

	Years Ended June 30,
	2012		2011
	$	%	$	%
Income tax expense (benefit) computed at the federal statutory income tax rate of 34%	$8,844	34.0%	$876	34.0%
State income tax, net of federal tax	(815)	(3.1)%	(25)	(1.0)%
Non-U.S. income taxed at different rates	(923)	(3.5)%	(2,159)	(83.8)%
Non-deductible expenses	(178)	(0.7)%	550	21.3%
Dividends from foreign subsidiaries	4,727	18.2%	1,266	49.1%
Change in valuation allowance	688	2.6%	1,157	44.9%
Other, net	53	0.2%	643	25.1%
Income tax expense	$12,396	47.7%	$2,308	89.6%

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

The significant components of the Company's deferred income taxes at June 30, 2012 and 2011 are as follows:

	Years Ended June 30,
	2012	2011
Deferred tax assets:
Net operating losses	$3,447	$3,613
Accounts payable	1,646	—
Receivables	—	43
Accrued expenses not currently deductible	68	535
Fixed assets	224	—
Intangible assets	44	45
Settlements	—	405
Stock-based compensation expense	293	63
Tax credits	1,120	1,179
Valuation allowance	(4,607)	(3,109)
Total deferred tax assets	$2,235	$2,774
Deferred tax liabilities:
Prepaid expenses	$(670)	$—
Inventories	(4,633)	(726)
Investment in foreign subsidiaries	(239)	(1,697)
Intangible assets	(2,369)	(2,158)
Accounts receivables	(2,663)	—
Other	(36)	(68)
Property and equipment	(531)	(644)
Total deferred tax liabilities	(11,141)	(5,293)
Net deferred tax liability	$(8,906)	$(2,519)

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

The Company has established valuation allowances of $4.6 million and $3.1 million for the years ended June 30, 2012 and 2011, respectively, against certain of its domestic deferred tax assets and deferred tax assets of certain foreign jurisdictions due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

From time to time, the Company may take positions for filing its tax returns which may differ from the treatment of the same item for financial reporting purposes. The ultimate outcome of these items will not be known until the IRS has completed its examination or until the statute of limitations has expired.  In these situations, the Company recognizes interest and penalties related to the uncertain tax positions in income tax expense.  The Company had no accrual for interest or penalties related to uncertain tax positions at June 30, 2012 or June 30, 2011, and did not recognize interest or penalties in the Statements of Operations during the years ended June 30, 2012 and 2011.

The tax years 2007 to 2011 remain open to examination by federal and state taxing jurisdictions and the tax years 2005 to 2011 remain open to examination by foreign jurisdictions. However, the Company has net operating losses (NOLs) beginning in fiscal 2005 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

The Company has United States federal, state and foreign net operating loss (NOL) carryforwards as of June 30, 2012 of approximately $1.1 million, $19.2 million and $9.6 million, respectively. The federal and state losses begin to expire in the years 2027 and 2022, respectively. Approximately $1.1 million of the United States federal NOL is subject to annual limitations on utilization equal to approximately $39,000 pursuant to section 382 of the Internal Revenue Code. The foreign losses generally expire in 5 to 10 years, beginning in 2016. In addition, the Company has approximately $0.8 million of federal foreign tax credits tax carryforwards that expire in the year 2032. The Company also has approximately $0.3 million of IETU tax credits, which do not expire. The Company's federal, state and foreign net operating loss carryforwards and credits have been fully offset by valuation allowances.

13.    Commitments and Contingencies

Legal
The Company is subject to various claims and legal actions in the ordinary course of business. As the Company becomes aware of such claims and legal actions, the Company provides accruals if the exposures are probable and estimable. If an adverse outcome of such claims and legal actions is reasonably possible, the Company assesses materiality and provides disclosure, as appropriate.

Financial Police of Ministry of Finance of the Republic of Croatia
In June 2008, Croatian Financial Police concluded an inspection of certain of Kali Tuna’s transactions and alleged the following underpayments of taxes and related interest:

•
Underpayment of value added taxes for calendar year 2006 and related interest, totaled approximately $1.5 million, relating to the sales of Kali Tuna's inventory to its 50%-owned subsidiary, Kali Tuna Trgovina, at its (purchase) production cost.

•
Unpaid taxes on profit for the year ended June 30, 2007 and related interest, totaled approximately $0.1 million, relating to sales of Kali Tuna's inventory to Atlantis Resources ehf (an Icelandic subsidiary of Atlantis Group, which was Kali Tuna's ultimate parent at the time).

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

On June 19, 2012, the Croatian Ministry of Finance completed the third inspection and issued a report stating that there were no irregularities and Kali Tuna was in compliance with applicable regulations. The ruling is final and the tax inspection has been closed.

Croatian Customs Authorities
In February 2011, Croatian Customs Authorities (CA) declared Kali Tuna, together with another Croatian tuna farming entity (the “seller”), jointly liable for a tax debt totaling about $0.9 million related to the purchase of live tuna and some bait that the seller sold to Kali Tuna. The tax debt consists of customs duties, value added tax and default interest which the CA allowed the seller not to pay based on the expected export of the live tuna. Since the seller instead sold the tuna locally to Kali, the duties, taxes and interest became payable immediately. Due to its insolvency and bankruptcy, the seller was only able to pay $0.1 million of the debt. Although Kali Tuna filed a complaint contesting the CA decree, it paid the $0.8 million in April 2011 in order to avoid possible enforcement. On August 8, 2012, the Croatian Ministry of Finance issued a final decree rejecting and terminating the Company's complaint contesting the CA decree. The Company plans to file an appeal of the Ministry of Finance's decree. Management expects, based upon the facts and circumstances, that Kali Tuna’s appeal should ultimately prevail and the CA decree will be annulled and that any funds paid will be reimbursed.

Leases
The Company leases certain office facilities and equipment under various operating and capital leases over the future years. The Company recognizes rent expense on a straight-line basis over the lease term. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of

June 30, 2012 are as follows:

Years Ending June 30:	Capital Leases	Operating Leases
2013	$6	$609
2014	6	593
2015	3	531
2016	—	535
2017	—	300
Thereafter	—	425
Total minimum lease payments	$15	$2,993
Less amount representing interest	(1)
Present value of minimum lease payments	14
Less current installments of obligations under capital leases	(6)
Obligations under capital leases, excluding current installments	$8

Obligations under capital leases are included in short-term borrowings and long-term debt in the accompanying consolidated balance sheets. Rent expense under operating leases was $1.2 million and $0.6 million for the years ended June 30, 2012 and 2011, respectively.

14.    Subsequent Events

Effective July 1, 2012, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved a compensatory arrangement with one executive officer of the Company. The compensatory arrangement includes a grant of 500,000 restricted stock units of the Company that will be payable, upon vesting, on a one-for-one basis in shares of the Company’s common stock. Under the compensatory arrangement, the executive officer's outstanding option to purchase 875,000 shares of the Company’s common stock, which was granted on January 4, 2012, as well as the officer's new award of restricted stock units, will vest (and the options will become exercisable) upon the occurrence of certain conditions precedent. The grant date fair value of these restricted stock units is estimated to be $0.7 million, which is expected to be recognized over the expected term of the units.

Effective July 4, 2012, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved a compensatory arrangement with the Company's three independent directors. The compensatory arrangement includes a total grant of 600,000 restricted stock units of the Company that will be payable, upon vesting, on a one-for-one basis in shares of the Company’s common stock. Under the compensatory arrangement, the directors' outstanding options to purchase a total of 600,000 shares each of the Company’s common stock, which were granted on December 6, 2011, January 31, 2012 and March 1, 2012, were canceled and replaced with these restricted stock units. The new award of restricted stock units will vest upon the occurrence of certain conditions precedent. The grant date fair value of these restricted stock units is estimated to be $0.8 million, which is expected to be recognized over the expected term of the units. The compensatory arrangement also includes adoption of an amended cash compensation plan for the Company's independent directors effective July 4, 2012. Under the plan, each independent director will receive an annual cash retainer of $40,000 per calendar year, plus $1,000 per board of directors or board committee meeting attended, but not to exceed $5,000 per calendar quarter in meeting fees. In addition, an independent director who serves as lead director or Chairman of the Audit Committee of the Board of Directors of the Company will receive an annual cash retainer of $10,000, and an independent director who serves as Chairman on the Compensation Committee of the Board of Directors of the Company will receive an annual cash retainer of $5,000. The plan is retroactive to the date of each independent directors' election to the Board of Directors.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, June 30, 2012. Our Chief Executive Officer and our Chief Financial Officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012.

Based on this evaluation, these officers concluded that, as of June 30, 2012, these disclosure controls and procedures were not effective due to a material weakness identified in our internal control over financial reporting, specifically related to accounting for deferred income taxes in international jurisdictions as of June 30, 2012, as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weakness is remediated.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Exchange Act. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of June 30, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012, management determined that due to a material weakness in the accounting for deferred income taxes, our internal control over financial reporting were not effective as of June 30, 2012.

We have historically outsourced preparation of the calculation of our tax provisions, including tax calculations related to deferred income tax to an external tax service provider.

The material weakness was caused by our accounting for deferred taxes in international jurisdictions. Our process of planning, supervision, and review of the computation of these deferred taxes in international jurisdictions was ineffective and inefficient which jeopardized our ability to record, process, summarize, and report the final calculations within the time periods specified in the SEC's rules and forms. This material weakness resulted in an accounting error which was corrected prior to the issuance of the consolidated financial statements for the year ended June 30, 2012. The accounting error, ineffectiveness and inefficiencies in our process of planning, supervision and review of these deferred tax calculations led management to conclude that a material weakness existed.

Management has concluded that the principal factors contributing to the material weakness in accounting for deferred income taxes in international jurisdictions were (a) inadequate consideration of the provisions of ASC 740 by our external service provider resulting in process inadequacies in the accounting for deferred income taxes, and (b) ineffective and inefficient review practices by our internal personnel. Management has not identified any other material weaknesses in its internal control over financial reporting.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management has developed the following plan to remediate the material weakness identified above:

•
Hire additional personnel trained and experienced in United States and foreign income tax accounting. Management recognizes that appropriate tax accounting expertise is important for us to maintain effective internal controls on an ongoing basis.

•	Evaluate and, if necessary, supplement the resources provided by our external tax service provider.

•
Engage an additional outside tax adviser who will either (a) replace the external tax service provider, should our evaluation of resources provided by our additional outside tax adviser conclude that appropriate resources are not available, or (b) engage an additional resource in the preparation and review of the work prepared by our current service provider. These multiple levels of review will ensure that complex tax issues are identified and the related analyses, judgments and estimates are appropriately documented, reviewed and applied on a timely basis.

•	Accelerate the timing of certain tax review activities during the financial statement closing process.

We anticipate the actions described above and the resulting improvements in controls will strengthen our internal control over financial reporting relating to accounting for income taxes, and will, over time, address the related material weakness that we identified. However, because these remedial actions relate to the hiring of additional personnel and many of the controls in our system of internal controls rely extensively on manual review and approval, we cannot yet be certain that these remediation efforts will sufficiently cure our identified material weakness. Additionally, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

Remediation of the Previously Reported Material Weaknesses
As previously reported in our Annual Report on Form 10-K for the year ended June 30, 2011 and in our quarterly reports on Form 10-Q for the first, second and third quarters of fiscal 2012, we had identified material weaknesses in our internal control over financial reporting with respect to: (1) the limited number of personnel with U.S. GAAP and complex technical accounting expertise which in turn prevented the financial statement close process from operating effectively; (2) insufficient policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and guidelines of the Securities and Exchange Commission and; (3) inadequate security and restricted access to computers, including insufficient disaster recovery plans.

To remediate the material weaknesses in our internal control over financial reporting, we subsequently implemented a remediation plan, which included: (1) hiring a Manager of Financial Reporting and reallocating our internal accounting resources to align U.S. GAAP experience with our technical accounting and financial statement close process needs; (2) conducted a review of existing accounting and reporting policies and procedures and, where necessary, designed, documented and implemented improvements and additions to our policies and procedures for accounting and financial reporting with respect to the requirements and application of both generally accepted accounting principles in the United States and guidelines of the Securities and Exchange Commission and; (3) revised our security and access to computers and designed, tested and implemented a disaster recovery plan. As of June 30, 2012 we completed the execution of our remediation plan, evaluated and tested the effectiveness of our remediation plan as of June 30, 2012, and determined that these material weaknesses in internal control over financial reporting have been remediated, with the exception of the accounting for deferred income taxes in international jurisdictions which is a complex technical accounting area related to the material weakness described in (1) in the preceding paragraph.

Changes in Internal Control
Other than the remediation efforts described above, there have been no changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Finally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Attestation Report of Registered Public Accounting Firm Not Required
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders (the “2012 Annual Meeting Proxy Statement”), which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2012.

Item 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders (the “2012 Annual Meeting Proxy Statement”), which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2012.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders (the “2012 Annual Meeting Proxy Statement”), which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2012.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders (the “2012 Annual Meeting Proxy Statement”), which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2012.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the Proxy Statement to be distributed in connection with our Annual Meeting of Stockholders (the “2012 Annual Meeting Proxy Statement”), which will be filed with the SEC no later than 120 days after the close of the fiscal year ended June 30, 2012.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.    Financial Statements
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2.    Financial Statement Schedules
All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.    Exhibits
The exhibits listed in the Exhibit Index (following the signature pages of this report) are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	October 12, 2012	Umami Sustainable Seafood Inc.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on October 12, 2012.

/s/ Oli Valur Steindorsson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Tim Fitzpatrick
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Douglas Dunn
Director

/s/ Michael David Gault
Director

/s/ Yukuo Takenaka
Director

/s/ James White
Director

Exhibit Number	Description
2.1	Articles of Merger ‡
2.2	Share Exchange Agreement dated May 3, 2010 between Lions Gate Lighting Corp., Kali Tuna d.o.o., Bluefin Acquisition Group Inc. and Atlantis Group hf (1)
2.3
Stock Purchase Agreement dated July 20, 2010 by and among the Company, Corposa, S.A. de C.V., Marpesca S.A. de C.V., Holshyrna ehf, Vilhelm Mar Gudmundsson, Robert Gudfinnsson, Baja Aqua Farms, S.A. de C.V., and Oceanic Enterprises, Inc. (2)

2.4	Amendment dated September 24, 2010 to Stock Purchase Agreement dated July 20, 2010 (2)
3.1	Articles of Incorporation ‡
3.2	Bylaws (3)
4.1	Form of Common Stock Warrant dated June 30, 2010 (4)
4.2	Common Stock Purchase Warrant dated October 7, 2010 between Company and UTA Capital LLC (2)
4.3	Senior Secured Bridge Note in the Principal Amount of $3,125,000 dated October 7, 2010 between Company and UTA Capital LLC (2)
4.4	Senior Secured Bridge Note in the Principal Amount of $2,500,000 dated October 7, 2010 between Company and UTA Capital LLC (2)
4.5	Form of Warrant to Purchase Stock issued October and November 2010 (5)
4.6	Note and Warrant Purchase Agreement dated October 7, 2010 between Company and UTA Capital LLC (6)
4.7	Loan Agreement effective as of June 30, 2010 between Company and Atlantis Group hf (2)
4.8	Amendment No. 1 to Loan Agreement dated September 30, 2010 between Company and Atlantis Group hf (2)
4.9	Company Pledge and Security Agreement dated October 7, 2010 between Company and UTA Capital LLC (2)
4.10	Securities Purchase Agreement dated October 20, 2010 between Company and Seaside 88, LP (7)
4.11	Credit Agreement dated as of August 26, 2011 between Company and Baja Aqua Farms, S.A. de C.V., as borrowers, Amerra Capital Management, LLC, as administrative agent, and the lenders named therein (3)
4.12	Form of Subscription Agreement dated October 18, 2010 between Company and private placement purchasers ‡
4.13	Form of Registration Rights Agreement dated October 18, 2010 between Company and private placement purchasers ‡
4.14	Secured Promissory Note dated March 31, 2011 between Company and Jones, Gable & Company Limited (8)
4.15	Club Loan Agreement dated June 8, 2011 between Kali Tuna d.o.o., Croatian for Reconstruction and Development and Erste & Steiermärkische Bank d.d., Rijeka (3)
4.16	Form of Bridge Note Purchase Agreement dated June 3, 2011 (3)
4.17	Form of Bridge Note Purchase Agreement dated August 3, 2011 (3)
4.18	Loan Extension and Additional Funding Agreement dated June 30, 2011 between Company, Alan Fournier and Ray Garea (3)
4.19	Form of Warrant Purchase Agreement dated August 26, 2011 (3)
4.20	Loan Agreement dated July 7, 2011 between the Company and Atlantis Group hf (3)
4.21	Pledge Agreement dated May 15, 2012 between Company, Baja Aqua Farms, S.A.de C.V., Aurora Investments ehf, Atlantis Group hf and Atlantis Co., Ltd. ‡
4.22	Pledge Agreement dated May 15, 2012 between Company, Kali Tuna, d.o.o., Aurora Investments ehf, Atlantis Group hf and Atlantis Co., Ltd. ‡
4.23	Amendment to Pledge Agreement dated June 27, 2012 between Company, Kali Tuna d.o.o., Aurora Investments ehf, Atlantis Group hf and Atlantis Co., Ltd. ‡
4.24
Amendment No. 1 to Credit Agreement dated February 22, 2012 between Company and Baja Aqua Farms, S.A. de C.V., as borrowers, Amerra Capital Management, LLC, as administrative agent, and the lenders named therein‡

4.25
Amendment No. 2 to Credit Agreement dated April 16, 2012 between Company and Baja Aqua Farms, S.A. de C.V., as borrowers, Amerra Capital Management, LLC, as administrative agent, and the lenders named therein ‡

4.26
Amendment No. 3 to Credit Agreement dated June 25, 2012 between Company and Baja Aqua Farms, S.A. de C.V., as borrowers, Amerra Capital Management, LLC, as administrative agent, and the lenders named therein (9)

4.27	Amendment No. 4 to Credit Agreement dated August 10, 2012 between Company and Amerra Capital Management, LLC ‡
10.1	Employment Agreement dated July 1, 2010 between Company and Oli Valur Steindorsson (2)*
10.2	Employment Agreement dated July 1 2010 between Company and Dan Zang (2)*

Exhibit Number	Description
10.3	Sales Agency Agreement dated June 30, 2010 between Company and Atlantis Group hf ‡
10.4	Call Option Agreement dated April 19, 2010 between Company and Atlantis Group hf ‡
10.5	Option Agreement dated July 20, 2010 between Company, Baja Aqua-Farms, S.A. de C.V., Corposa, S.A. de C.V. and Holshyrna, ehf (2)
10.6	Amendment to Option Agreement dated September 24, 2010 between Company, Baja Aqua-Farms, S.A. de C.V., Corposa, S.A. de C.V. and Holshyrna, ehf (2)
10.7	Sales Agency Agreement dated October 6, 2011 between the Company and Atlantis Co., Ltd. (3)
10.8	Call Option Termination Agreement dated October 3, 2011 between Company and Atlantis Group hf (3)
10.9	Sales Agency Termination Agreement dated October 3, 2011 between Company and Atlantis Group hf (3)
10.10	Lending of Services Contract dated January 2, 2011 between Baja Aqua Farms, S.A. de C.V. and Servicios Administrativos BAF (2)
10.11	Lending of Services Contract dated January 2, 2011 between Marpesca S.A. de C.V. and Servicios Administrativos BAF (2)
10.12	Sale Purchasing Agreement dated January 2, 2008 between Baja Aqua Farms, S.A. de C.V. and Marpesca S.A. de C.V. (2)
10.13	Amendment to Sale Purchasing Agreement dated January 2, 2012 between Baja Aqua Farms, S.A. de C.V. and Marpesca S.A. de C.V. (2)
10.14	Employment Agreement effective January 3, 2012 between Company and Tim Fitzpatrick ‡*
10.15	Amendment to Employment agreement dated June 25, 2012 between Company and Tim Fitzpatrick ‡*
10.16	Business Cooperation Agreement dated July 1, 2009 between Kali Tuna d.o.o. and MB Lubin Ribarstvo d.o.o. (English translation) (10)
10.17	Small Pelagic Fish Supply Contract dated July 1, 2009 between Kali Tuna d.o.o. and MB Lubin Ribarstvo d.o.o. (English translation) (10)
10.18	Maritime/Fishery Services Contract dated July 1, 2009 between Kali Tuna d.o.o. and MB Lubin Ribarstvo d.o.o. (English translation) (10)
10.19	Live Tuna Supply Contract dated July 1, 2009 between Kali Tuna d.o.o. and MB Lubin Ribarstvo d.o.o. (English translation) (10)
10.20	Form of Non-Plan Stock Option Agreement for June 2010 Grants to Oli Valur Steindorsson and Dan Zang (9)*
10.21	Form of Non-Plan Stock Option Agreement for Tim Fitzpatrick (9)*
21.1	Subsidiaries of the Registrant ‡
23.1	Consent of McGladrey & Pullen LLP, Independent Registered Public Accounting Firm ‡
24.1	Power of Attorney (Included on the signature page hereto) ‡
31.1	Certification of the Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) ‡
31.2	Certification of the Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) ‡
32	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
101.INS	XBRL Instance Document ‡
101.SCH	XBRL Taxonomy Extension Scheme Document ‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ‡
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ‡
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ‡
_________________________________
*    Indicates a management contract or compensatory plan, contract or arrangement.
‡    Filed herewith.
***    Furnished herewith.
(1)    Incorporated by reference to the Company's Current Report on Form 8-K filed on May 3, 2010
(2)    Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2012
(3)    Incorporated by reference to the Company's Annual Report on Form 10-K filed on November 14, 2011
(4)    Incorporated by reference to the Company's Current Report on Form 8-K filed on July 7, 2010

(5)    Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on February 28, 2011
(6)    Incorporated by reference to the Company's Annual Report on Form 10-K filed on October 22, 2010
(7)    Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 2010
(8)    Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 17, 2011
(9)    Incorporated by reference to the Company's Current Report on Form 8-K filed on July 16, 2012
(10)    Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on February 10, 2012