Form 10-K/A
period 2012-06-30
Umami Sustainable Seafood Inc.
filed 2012-10-30
CIK 1368765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-52401

UMAMI SUSTAINABLE SEAFOOD INC.

(Exact name of Registrant as specified in its charter)

1230 Columbia St.

Suite 440

San Diego, CA 94089

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (619) 544-9177

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2011: $25,005,000

The number of shares of the registrant’s common stock outstanding as of October 25, 2012 was 59,515,543.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Form 10-K”) originally filed on October 12, 2012 (the “Original Filing”) by Umami Sustainable Seafood Inc., a Nevada corporation (“Umami,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 30, 2012.

Except as set forth in this Amendment, no other changes have been made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, and it does not modify or update in any way the disclosures contained in the Original Filing, which speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other SEC filings subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

OUR EXECUTIVE OFFICERS

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board of Directors”) of Umami. The names of our current executive officers, their ages as of October 29, 2012 and their positions with the Company are set forth below, followed by certain other information about them:

Name	Age	Position
Oli Valur Steindorsson	38	Chairman, President and Chief Executive Officer
Timothy P. Fitzpatrick	45	Chief Financial Officer
Benito Sarmiento	51	Chief Executive Officer of Baja Aqua Farms, S.A. de C.V.
Miro Mirkovic	51	Director of Kali Tuna, d.o.o.

Oli Steindorsson has been our Chairman, President and Chief Executive Officer since June 2010. He has been a director of Kali Tuna, our wholly owned subsidiary, since 2005. From 2004 until 2011, he was the Chairman of Atlantis Group, a seafood trading company and our majority stockholder. In addition, he has been a director in the following privately held entities: Atlantis Chile: 2004 – 2007 (holding company for salmon farming company divested by Atlantis Group in 2006, subsidiary closed 2007); Atlantis Miami: 2004 – 2007 (seafood trading company, divested by Atlantis Group in 2007); Atlantis Japan: 2005 – 2006 (seafood sales company, divested May 2011); Atlantis Resources Australia: 2004 – current (seafood trading, holding company, divested May 2011 awaiting confirmation of removal from BOD); Coral Sea Fishing PTY ltd: 2007 – current (seafood processor, patent holder, divested May 2011 awaiting confirmation from removal of BOD); KT doo Finance PTY ltd: 2004 – 2010 (holding company divested 2010); Havtorsk Sales AS; 2004 – current (seafood export company, cod farming); Kali Tuna Doo; 2006 – current (seafood export, tuna and pelagic fisheries, tuna farming); Baja Aquafarms SA de CV: 2004 – 2006, Chairman Nov 2010 – current (seafood export, tuna farming, vessel operations); Oceanic November 2010 – current. He has also been involved in the following real estate ventures: Chairman of Phoenix Investments ltd (Iceland) 2004 – 2006 (developed several commercial and residential properties in Iceland, sold out April 2006); Phoenix Real Estate AS (Norway) 2004 - 2010 (small scale real estate company, divested in 2010); Atlito PTY Ltd (Australia) 2004 – 2010 (small scale real estate, assets sold out 2007, 2008, company closed in 2010); Valkyrie Investments Pty Ltd (Australia) 2004 – 2010 (company closed in 2010); Director of Adiantum (Lithuania) 2008 – current (developing several commercial and residential land plots); Chairman Aurora Investments 2006 – current (holding company for shares in Atlantis Group, various financing activities to Atlantis Group); Chairman of Aur Capital 2010 – current (holding company for Umami shares). Mr. Steindorsson attended the University of Iceland where he earned a B.S. degree in Business Administration in 1998. We believe that Mr. Steindorsson is uniquely qualified to be a director with his long background in the fishing industry, his familiarity with our operations and his extensive contacts in Japan and Japanese language abilities. Under the terms of Mr. Steindorsson’s employment agreement, he is required to spend no less than 80% of his time working for us.

Timothy P. Fitzpatrick has been our Chief Financial Officer since January 5, 2012. He was general counsel of Mindray Medical International Limited, a medical device company, from September 2006 to June 2011. Prior to joining Mindray, Mr. Fitzpatrick worked as an attorney in the United States and Hong Kong. Mr. Fitzpatrick received his M.B.A. from the Kellog-HKUST Executive MBA Program in Hong Kong, his J.D. from the University of California, Los Angeles, his M.A. from the University of California, San Diego, and his B.A. from Hamilton College. Mr. Fitzpatrick is also currently the chief financial officer of Guardtime, which he joined in August 2011.

Benito Sarmiento was appointed Chief Executive Officer of Baja Farms, S.A. de C.V. in December 2010. Mr. Sarmiento has been employed by Baja since December 2005. Prior to being named Chief Executive Officer, Mr. Sarmiento was the General Manager of Marpesca. Mr. Sarmiento holds a degree in Chemical Engineering from Instituto Technológico y de Estudios Superiores de Monterrey and has over ten years of experience working in the seafood industry in Mexico.

Miro Mirkovic has been a Director (the equivalent of an officer with executive management authority and the power to bind an entity) of Kali Tuna d.o.o., our indirect wholly-owned subsidiary, since 2008. He was Director of Farming and Fisheries of Jadran Tuna from 2007 to 2008. Mr. Mirkovic was Chairman of the Board of Marituna from 2001 to 2007. He holds a degree from a Navy College in Croatia.

Executive officers serve at the pleasure of our Board of Directors. There are no arrangements or understandings between any officer and any other person pursuant to which such executive officer was or is to be selected as an executive officer. There are no family relationships between any executive officer, director or person nominated by us to become a director or executive officer.

OUR DIRECTORS

Our Board of Directors currently consists of five directors. The names of our directors, their ages as of October 29, 2012 and their positions with the Company are set forth below, followed by certain other information about them:

Name	Age	Position Held
Oli Valur Steindorsson	38	Chairman, President and Chief Executive Officer
Douglas Dunn	69	Independent Director
Michael David Gualt	43	Independent Director
Yukuo Takenaka	69	Independent Director
James White	52	Independent Director

Set forth below is a brief biographical description of each of our directors. The primary individual experience, qualifications, attributes and skills of each of our directors that led to the Corporate Governance and Nominating Committee’s and Board’s conclusion that such director should serve as a member of the Board are also described in the following paragraphs.

Oli Valur Steindorsson’s biography is set forth under the heading “Our Executive Officers” above.

Douglas Dunn has served as a member of our board of directors since March 2011. He was the Managing Partner of Dunn Associates, a real estate investment firm, from 2006 to 2011. Mr. Dunn currently sits on the board of directors of Universal Stainless & Alloy Products, Inc., Power Efficiency Corporation and the Dunn Family Foundation. Mr. Dunn is a member of the audit committee and compensation committee of both companies and also a member of the governance committee of Universal Stainless & Alloy Products. He had a career with AT&T and retired as an officer of that corporation. Subsequently he served as Dean of the business school at Carnegie Mellon University, now the Tepper School of Business. Mr. Dunn received a Ph.D. in business statistics from the University of Michigan, Ann Arbor. We believe that Mr. Dunn is qualified to serve as a member of our board of directors due to his business background and public company experience.

Michael David Gault has served as a member of our board of directors since June 2010. He is one of the co-founders of Atlantis Group and has been a director of that entity since 2006. Since August 2008, he has been the Chief Executive Officer of Guardtime Ltd., a software company maintaining an infrastructure for data security in cloud computing. He was a Managing Director at Barclays Capital from April 2005 until August 2008, where he was responsible for developing financial products for the Japanese market. From 1997 until 2005 he was a director at Credit Suisse. Mr. Gault brings more than 20 years diverse experience including stints in the military, academia, engineering and financial derivatives. He received a Ph.D. in electronic engineering from the University of Wales. We believe that he is uniquely qualified serve as a member of our board of directors as a result of his extensive international contacts and his banking relationships.

Yukuo Takenaka has served as a member of our board of directors since March 2011. He has been the President of Takenaka Partners LLC, an investment banking firm, since 1989. Mr. Takenaka is also currently a member of the Board of Directors of JPH Holdings, Inc., EYE Lighting International of North America, Inc., and Hitachi Chemical Diagnostics, Inc., where he is also a member of the audit and compensation committees. All three are non-publicly held companies. Mr. Takenaka received a B.S. degree in accounting from the University of Utah. We believe that Mr. Takenaka is qualified to serve as a member of our board of directors due to his financial background and investment banking experience.

James White has served as a member of our board of directors since January 2011. He has been the Managing Partner and President of Baynes & White Inc., a consulting and actuarial firm, from May 1993 to the present. Mr. White served on the board of directors of Patricia Mining Corp. from October 2005 to December 2008, Matamec Explorations Inc. from July 2006 to October 2009 and Sydney Resource Corp. He is currently a director and member of the audit committee of PC Gold Corp., Auriga Gold Corp., and Currency Exchange International, all of which are Canadian public companies. He is also a member of the compensation committee of Auriga Gold Corp and Currency Exchange International. We believe that Mr. White is qualified to serve as a member of our board of directors due to his financial background and experience in the debt and equity markets.

There are no arrangements or understandings between any director and any other person pursuant to which such director was or is to be selected as a director. There are no family relationships between any executive officer, director or person nominated by us to become a director or executive officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. To the Company’s knowledge, based solely on copies of these reports provided to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors were complied with; except that one report, covering an aggregate of four transactions, was never filed on behalf of Mr. White, one report, covering an aggregate of four transactions, was never filed on behalf of Mr. Dunn and one report, covering an aggregate of four transactions, was never filed on behalf of Mr. Takenaka. In addition, one report covering one transaction was filed late by Mr. Fitzpatrick. We did not receive any representations or reports from greater than ten percent beneficial owners.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted the Umami Sustainable Seafood Inc. Code of Business Conduct and Ethics, which applies to our directors, executive officers and employees. A copy of the Code of Business Conduct and Ethics is publicly available on our website at www.umamiseafood.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code applying to our principal executive officer or our principal financial or accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

AUDIT COMMITTEE

The Company has a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) and Section 10A(m) of the Exchange Act, as amended. The Audit Committee consists of Yukuo Takenaka (Chairman), Douglas Dunn and James White. Each member of the Audit Committee is independent within the meaning of applicable SEC rules and the NASDAQ Marketplace Rule 5605(a)(2). The Board has determined that Mr. Takenaka is an “audit committee financial expert” within the meaning of SEC rules.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table - Fiscal Years 2011-2012

The following table summarizes the total compensation paid to or earned by our principal executive officer and our two other most highly compensated executive officers in office as of June 30, 2012 (referred to as our “named executive officers”) for our 2012 and 2011 fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Oli Valur Steindorsson(2)	2012	250,000	52,000	—	41,809		343,809
President and Chief Executive Officer	2011	250,000	—	—	—		250,000

Tim Fitzpatrick(3)	2012	120,000	10,000	464,610	20,000	(4)	614,610
Chief Financial Officer

Vilhelm Gudmundsson(5)	2012	125,940	—	—	156,689		282,629
Former Chief Executive Officer of Oceanic Enterprises	2011	139,068	—	—	7,322		146.390

(1)	The amounts reported in the “Option Awards” column of the table above for each fiscal year reflects the fair value on the grant date of the option awards granted to the named executive officers during the fiscal year. These values have been determined under generally accepted accounting principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts reported above, please see the discussion of equity awards contained in Note 10 (Stock Options and Warrants) to our financial statements included in our Annual Report on Form 10-K for our 2012 fiscal year, which was filed with the SEC on October 12, 2012.

(2)	The amounts reported in the “Bonus” column for Mr. Steindorsson represent discretionary performance bonuses approved by the Compensation Committee for the fiscal year ended June 30, 2012. The amount reported in the “All Other Compensation” column for Mr. Steindorsson for fiscal 2012 represents payment by us for tax liability incurred by Mr. Steindorsson with respect to the discretionary bonus of $52,000 awarded to him in June 2012.

(3)	Mr. Fitzpatrick was appointed as our Chief Financial Officer, effective January 5, 2012.

(4)	This amount represents certain consulting fees paid to Mr. Fitzpatrick in December 2011 prior to his commencing employment with us.

(5)	Mr. Gudmundsson commenced employment with us on December 1, 2010 in connection with our acquisition of Oceanic. He resigned from his position as the chief executive officer of Oceanic on January 1, 2012 and is no longer our employee. The amount reported for him in the “All Other Compensation” column for fiscal 2012 includes $150,000 in fees for consulting services he provided after his termination of employment and $6,689 for car allowance prior to his termination. His consulting arrangement with us provides for him to receive a $20,000 fee per month and does not have a specified term. The consulting arrangement may be terminated by the Company at anytime.

Outstanding Equity Awards At Fiscal 2012 Year-End

The following table provides information about the outstanding option awards held by our named executive officers at the end of fiscal year 2012. The named executive officers did not hold any restricted stock or other stock awards at that time.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date ($)
Oli Valur Steindorsson	533,333	266,667	(1)	$1.00	6/30/15

Tim Fitzpatrick	—	875,000	(2)	$1.60	1/4/17

Vilhelm Gudmundsson	—	—		—	—

(1)	The unvested portion of this option is scheduled to vest in one installment on June 30, 2013.

(2)	This option is scheduled to vest as to 45% of the option in six substantially equal semi-annual installments, with the first such installment vesting on July 4, 2012, and as to the remaining 55% of the option upon the occurrence of an equity offering of our securities.

Employment, Severance and Change in Control Agreements

Effective July 1, 2010, we entered into an employment agreement with Mr. Steindorsson. The agreement provides for a three-year term, which will be automatically extended for additional one-year periods thereafter unless either party gives written notice that the term will not be extended. The agreement also provides that Mr. Steindorsson will spend no less than 80% of his time working for us. Under the agreement, his initial base salary is $250,000, and his base salary level is subject to annual review by the Board or a Board committee and may be increased (but not decreased) based on such review. Mr. Steindorsson is also eligible for an annual discretionary bonus as determined by our board of directors or a committee thereof. He is also entitled to participate in our benefit plans made available generally to our employees and to reimbursement by us for certain housing and relocation expenses incurred in connection with working at our headquarters in New York and the subsequent relocation of our headquarters to San Diego.

If Mr. Steindorsson’s employment is terminated by us without cause or by him for good reason (as such terms are defined in the agreement), he will be entitled to receive as severance the base salary he would have received for the remainder of the term of the agreement then in effect, such amount to be paid in installments in accordance with our standard payroll practices. In the event that we experience a change in control, Mr. Steindorsson would be entitled to terminate his employment and receive (1) a lump sum payment equal to two times his base salary at the annual rate then in effect and (2) full acceleration of his then-outstanding and unvested options.

Effective January 5, 2012, we entered into an employment agreement with Mr. Fitzpatrick that provides for an annual base salary of $240,000 and a target annual bonus opportunity of 100% of his annual base salary. Payment of any bonus is based on Mr. Fitzpatrick’s achievement of performance objectives as established in good faith by the board of directors. In addition, Mr. Fitzpatrick was granted options to purchase up to 875,000 shares of our common stock at an exercise price of $1.60 per share, the last quoted price of our common stock on the OTCBB on January 4, 2012. This option is scheduled to vest as to 55% of the option upon the completion of a public offering of our common stock in which the gross proceeds to the Company are at least $40 million, and as to the 45% of the option in six equal installments every six months, with the first installment vesting on July 4, 2012. Mr. Fitzpatrick is entitled to all other normal benefits accorded to our employees and executive officers. For twelve months following termination of his employment, Mr. Fitzpatrick will be subject to certain non-solicitation and non-disparagement restrictions set forth in the agreement. Prior to the amendment in June 2012 described below, the agreement also provided for Mr. Fitzpatrick to receive a bonus of $240,000 upon the consummation of a public offering described above (the “Uplisting Bonus”), and following such an offering, to be granted an option to purchase a number of additional shares of our common stock such that immediately following the option grant, he would own, assuming full exercise of all option grants held by him, not less than 1% of our fully diluted capital stock.

If Mr. Fitzpatrick’s employment is terminated by us without cause or by him for good reason (as such terms are defined in his agreement), he would be entitled to receive as severance an amount equal to his annual base salary at the rate then in effect and 12 months’ accelerated vesting of his then-outstanding options. If such a termination occurs upon or following a change in control, he would be entitled to receive as severance an amount equal to 1.5 times his annual base salary at the rate then in effect, and his then-outstanding options would be fully vested. In each case, Mr. Fitzpatrick’s right to receive these severance benefits is subject to his providing a general release of claims. Mr. Fitzpatrick’s outstanding options would also be fully vested if his employment terminates due to his death or disability.

In July 2012, the Compensation Committee approved an amendment to Mr. Fitzpatrick’s employment agreement that eliminated the Uplisting Bonus provided under his employment agreement as described above and provided for him to receive a discretionary special bonus of $10,000 per month commencing June 1, 2012. The Compensation Committee also approved a grant to Mr. Fitzpatrick, effective July 1, 2012, of 500,000 restricted stock units that would vest if we undergo a change in control or other event such that we are no longer a reporting company and an amendment to his outstanding stock option described above to provide that the option, to the extent then outstanding, will vest upon a change in control or other such event, subject in each case to Mr. Fitzpatrick’s continued employment with us through the completion of the transaction or event.

Equity Incentive Plans

We do not currently maintain any equity incentive plans, other than the award agreements that evidence the individual equity grants that are not under a plan, including the options and restricted stock unit awards granted to our named executive officers and directors described above. Each of these agreements is administered by the Compensation Committee (or, in the case of grants to directors, the full Board of Directors). The administrator has authority to make appropriate adjustments to the number of shares covered by these awards, and the exercise price in the case of options, upon the occurrence of stock splits and similar events. These awards are generally only transferable to a beneficiary of the grantee upon his or her death or, in certain cases, to family members for tax or estate planning purposes.

Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of each award will immediately terminate upon a termination of the holder’s employment or service. In the case of options, the holder will typically have three months following termination to exercise the vested portion of the option. This period is extended to twelve months if the termination is a result of the holder’s death or disability. In the case of employees, the option will terminate immediately if the holder’s employment is terminated by us for cause. Under these agreements, outstanding awards will generally become fully vested and, in the case of options, exercisable if a change in control of the Company occurs, unless the Board of Directors or the Compensation Committee provides for the substitution, assumption, exchange or other continuation of the outstanding awards. Any options that become vested in connection with a change in control generally must be exercised prior to the change in control, or they will be cancelled in exchange for the right to receive a cash payment in connection with the change in control transaction.

In addition, executive officers may be entitled to accelerated vesting of outstanding equity-based awards upon certain terminations of employment with us and/or if we undergo a change in control. The terms of this accelerated vesting are described above under “Employment, Severance and Change in Control Agreements.”

401(k) Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code. The plan covers all of our U.S. based executives and employees on a non-discretionary basis. Under the plan, eligible employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company practice has been to make a matching contribution equal to 100% of an employee’s deferrals under the plan up to a maximum of 4% of the employee’s base compensation. Matching contributions are made in cash and vest immediately.

Director Compensation

Director Compensation Table for Fiscal Year 2012

The following table provides compensation information for each individual who served on our Board of Directors during fiscal 2012 and was not employed by us or one of our subsidiaries (“non-employee directors”). See “Summary Compensation Table for Fiscal 2012” above for information related to the compensation of Mr. Steindorsson who was a director in fiscal 2012 and who also served as an executive officer during the fiscal year.

Name	Fees earned or paid in cash($)	Option Awards($)(1)(2)	Total($)
Douglas Dunn	56,000	143,681	199,681
Mike Gault	—	—	—
Yukuo Takenaka	66,000	143,681	209,681
James White	61,000	157,725	218,725

(1)	The amounts reported in the “Option Awards” column of the table above for each fiscal year reflects the fair value on the grant date of the option awards granted to the non-employee directors during the fiscal year. These values have been determined under generally accepted accounting principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts reported above, please see the discussion of equity awards contained in Note 10 (Stock Options and Warrants) to our financial statements included in our Annual Report on Form 10-K for our 2012 fiscal year, which was filed with the SEC on October 12, 2012.

(3)	At the end of fiscal 2012, the number of shares subject to outstanding option awards for each non-employee director were as follows: Mr. Dunn - 200,000, Mr. Gault - 0; Mr. Takenaka - 200,000; and Mr. White - 200,000.

Overview of Non-Employee Director Compensation and Procedures

We compensate our directors who are non-employee directors and are not affiliated with any of our major shareholders (each, an “independent director”) through cash and equity-based compensation. Each independent director receives an annual retainer of $40,000. An independent director who serves as Lead Director or as Chairman of the Audit Committee receives an additional annual retainer of $10,000, and an independent director who serves as Chairman of the Compensation Committee receives and additional annual retainer of $5,000. Each independent director also receives a fee of $1,000 for each meeting of the Board of Directors or a Board committee the director attends in person or by telephone (up to a maximum of $5,000 meeting fees per calendar quarter). We also reimburse independent directors for travel expenses incurred in connection with their duties as directors.

On December 6, 2011, the Board of Directors approved the grant to each of our independent directors of an option to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share. In addition, the Board of Directors approved a policy of granting an option each year to each independent director to purchase 100,000 shares of our common stock, with the effective date of each such grant to be the anniversary date of the director’s election to the Board of Directors and the exercise price of each such grant to be the average closing price of our common stock over the period of 30 days ending on the last trading day prior to the grant date. Accordingly, Mr. White was granted an option on January 31, 2012 to purchase 100,000 shares at $1.82 per share, and Messrs. Dunn and Takenaka were each granted an option on March 1, 2012 to purchase 100,000 shares at $2.29 per share. Each of the options granted to our independent directors had a maximum term of five years, was one-third vested on the grant date and was scheduled to vest as to one-third of the option on each of the second and third anniversaries of the grant date.

Effective July 4, 2012, the Board of Directors amended our director compensation policy to provide that each of the stock options granted to our independent directors described above would be cancelled in exchange for the grant of a new award of 200,000 restricted stock units. Each of these awards is scheduled to vest in two annual installments, provided that the award will fully accelerate if we undergo a change in control or in the event of the director’s death or disability. In addition, on each anniversary of the date on which an independent director joins the Board of Directors, the director will be granted 100,000 restricted stock units, which will be subject to the same vesting terms as the initial grant described above. A newly elected or appointed independent director will also be eligible to receive an equity award upon his or her election or appointment, with the type and size of the award and the terms and conditions thereof to be determined by the Board of Directors.

The Board of Directors retains flexibility to modify our program for compensating independent directors from time to time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our equity compensation plans as of the last day of fiscal 2012.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options and rights	(b) Weighted-average exercise price of outstanding options and rights(3)	(c) Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))
Equity compensation plans approved by our shareholders	—	$—	—
Equity compensation plans not approved by our shareholders(1)	2,575,000	$1.45	—
Total	2,575,000	$1.45	—

(1)	These entries represent options to purchase shares of our common stock granted to certain employees (including the named executive officers) and members of our Board of Directors. The material terms of these options are described above under “Executive Compensation” and “Director Compensation.” These options were not granted under a plan and are administered by the Compensation Committee (or, in the case of director grants, by the Board of Directors).

BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of October 25, 2012. The table sets forth the beneficial ownership of (i) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of Common Stock; (ii) each director and executive officer; and (iii) all of our executive officers and directors as a group. The number of shares owned includes all shares beneficially owned by such persons, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of Common Stock as to which a person has sole or shared voting power or investment power and any shares of Common Stock which the person has the right to acquire within 60 days of October 25, 2012, through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Unless otherwise indicated, all persons named below can be reached c/o the Company, 1230 Columbia Street, Suite 440, San Diego, CA 92101.

Name	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding (1)
Beneficial Owners:

Atlantis Group hf (2)	37,258,948	62.3%
Aurora Investment Ltd. (3)	3,620,000	6.0%
Motomax S.A. de C.V. (4)	3,000,000	5.0%
Aur Capital Inc. (5)	480,000	*

Directors and Executive Officers:
Oli Valur Steindorsson (6)	41,892,281	68.6%
Michael David Gault (7)	37,258,948	62.3%
Vilhelm Gudmundsson (8)	3,000,000	5.0%
Timothy P. Fitzpatrick (9)	65,625	*
James White (10)	30,000	*
Executive Officers and Directors as a Group (5 persons)	42,187,906	68.8%

*	Less than 1%

(1)	This table is based upon information supplied by officers and directors and upon information gathered by Umami about principal stockholders known to us based on Schedules 13G and 13F filed with the Securities and Exchange Commission (the “SEC”) and other information we reasonably believe to be accurate. Applicable percentages are based on 59,515,543 shares outstanding on October 25, 2012, adjusted as required by rules promulgated by the SEC. All shares of common stock subject to options currently exercisable or exercisable within 60 days after October 25, 2012 are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

(2)	Includes 258,948 shares issuable upon exercise of warrants that are exercisable within 60 days of October 25, 2012. The address of Atlantis Group hf is Storhofda 15 110, Reykjavik, Iceland.

(3)	The address of Aurora Investment Ltd. is Stórhöfða 23 110, Reykjavík, Iceland. Includes 640,000 shares issuable upon exercise of warrants that are exercisable within 60 days of October 25, 2012.

(4)	The address of Motomax S.A. de C.V. is 68 Linda Vista, Col Villahermosa, San Carlos, Neuvo Guaymas O5 00000, Mexico.

(5)	Includes 80,000 shares issuable upon exercise of warrants that are exercisable within 60 days of October 25, 2012. The address of Aur Capital Inc. is 405 Lexington Ave, 26th Floor, Suite 2640, New York, NY 10174

(6)	Includes 37,000,000 shares owned by Atlantis that are currently outstanding and 258,948 shares issuable upon exercise of warrants owned by Atlantis that are exercisable within 60 days of October 25, 2012. Mr. Steindorsson may be deemed to be the beneficial owner of these shares in his capacity as Chief Executive Officer of Atlantis. Mr. Steindorsson disclaims beneficial ownership in the shares owned by Atlantis. In addition, includes 400,000 shares that are currently outstanding and 80,000 shares issuable upon exercise of warrants that are exercisable within 60 days of October 25, 2012 that are held by Aur Capital Inc. It further includes 2,980,000 shares that are currently outstanding and 640,000 shares issuable upon the exercise of warrants that are held by Aurora Investment Ltd. that are exercisable within 60 days of October 25, 2012. Mr. Steindorsson may be deemed a control person of Aur Capital Inc. and Aurora Investment Ltd. Also includes 533,333 shares issuable upon the exercise of options that are exercisable within 60 days of October 25, 2012. All of the shares held by Atlantis and Aurora are pledged.

(7)	Includes 37,000,000 shares owned by Atlantis that are currently outstanding and 258,948 shares issuable upon exercise of warrants owned by Atlantis that are exercisable within 60 days of October 25, 2012. Mr. Gault may be deemed to be the beneficial owner of these shares in his capacity as Chairman of Atlantis. Mr. Gault disclaims beneficial ownership in the shares owned by Atlantis.

(8)	Includes 3,000,000 shares owned by Motomax that are currently outstanding, Mr. Gudmundsson may be deemed to be the beneficial owners of these shares because his spouse is the sole shareholder of Motomax. Mr Gudmundsson disclaims beneficial ownership in the shares owned by Motomax.

(9)	Includes 65,625 shares issuable upon the exercise of options that are exercisable within 60 days of October 25, 2012.

(10)	Includes 30,000 shares owned by Mr. White that are currently outstanding.

We are aware of no arrangements, including any pledge by any person of shares of our common stock, the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related parties are those parties which have influence over the Company, directly or indirectly, either through common ownership or other relationship. In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf, or Atlantis, an Icelandic holding company with its key market in Japan that seeks to produce, market and distribute sustainable seafood, with a focus on aquaculture. Atlantis is our largest stockholder and an affiliate of our Chief Executive Officer. Atlantis or Atlantis Co., Ltd., ("Atlantis Japan"), a wholly-owned subsidiary of Atlantis, served as our exclusive sales agent through the 2011-2012 harvest season (see further discussion at —"Sales Agency Agreement" below). In addition, for the years ended June 30, 2012 and 2011, Atlantis Japan and other Atlantis subsidiaries, purchased from us, for their own account and not as sales agents, approximately $29.4 million and $40.9 million of Bluefin Tuna, respectively, representing 30.2% and 71.9%, respectively of our total sales for those years. Our sales contract with Atlantis Japan was terminated effective March 31, 2012. We have adopted policies that prohibit any future related-party transactions with Atlantis. Except for this sales relationship, Atlantis Japan did not provide any other function to us. We have also entered into financing transactions with Aurora Investments ehf ("Aurora"), one of our shareholders that is indirectly owned by our Chief Executive Officer, who is also a director of Aurora.

Financing Transactions

At June 30, 2011, we owed Atlantis and Aurora $4.3 million and $5.3 million in notes payable and accrued interest and fees, respectively. On July 7, 2011, we entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million. This amount included funds utilized for the refinance of the $4.0 million of the notes payable due to Atlantis on June 30, 2011. New funds available under the credit line totaled $10.7 million (after reduction of fees and expenses). Principal amounts drawn under the credit line bore interest at the rate of 1.0% per month based on the average amount outstanding payable monthly, and required payment of a 1.25% fee related to the advances. During the year ended June 30, 2012, we borrowed an additional $1.3 million from Atlantis, repaid $2.7 million to Atlantis and Aurora and paid $3.0 million to others on Atlantis' behalf. Also, during the year ended June 30, 2012, we issued warrants to acquire 258,948 shares of its common stock at an exercise price of $3.00 in connection with amounts borrowed from Atlantis. The notes and accrued interest totaling $5.4 million were due and payable March 31, 2012. In addition, we owed Atlantis Japan $0.9 million in commissions at March 31, 2012. However, on May 15, 2012 we reached an agreement with Atlantis whereby Atlantis and Umami agreed to offset all amounts due to Atlantis under the Atlantis Credit facility, including interest, and the amounts due to Atlantis Japan under the Sales Agency agreement effective as of March 31, 2012 (a total of $6.3 million) against amounts due to Kali Tuna and Baja for fish purchased by Atlantis Japan. Additionally, Atlantis and Atlantis Japan agreed to pay the Company for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling HRK 99.7 million or approximately $17.1 million USD on May 15, 2012) and Baja (totaling $1.1 million USD), representing the amounts that would have been received by Kali Tuna and Baja in their respective functional currencies had the accounts receivable been paid on their respective due dates. On June 27, 2012, the agreement was amended whereby Atlantis and Atlantis Japan agreed to pay Kali Tuna as the secured party for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling JPY 1.3 billion or approximately $16.4 million USD on June 27, 2012).

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

Sales of Bluefin Tuna

In the year ended June 30, 2012, Atlantis Japan and other Atlantis subsidiaries purchased a total of $29.4 million of Bluefin Tuna from our operations, compared to $40.9 million in the year ended June 30, 2011. Of the total amount purchased, $17.3 million remained outstanding and is past due at June 30, 2012. See further discussion regarding this outstanding amount at "— Financing Transactions" above.

Sales Agency Agreement

In October 2011, we entered into a sales agency agreement with Atlantis Japan, giving Atlantis Japan exclusive rights to sell our Bluefin Tuna in Japan. Under the agreement, we paid Atlantis Japan a 2.0% sales commission for all sales it made on our behalf to non-related parties sales up to 4.0 billion Japanese Yen (approximately $52 million), and 1.0% for all sales above that amount. Commissions under the agreement were payable quarterly. The agreement was retroactive to July 1, 2011 and was terminated effective March 31, 2012. Commission expense for the year ended June 30, 2012 was $1.2 million compared to $1.0 million for the year ended June 30, 2011.

Other

We reimburse Atlantis for certain services provided to us, as well as out of pocket expenses paid on our behalf. For the year ended June 30, 2012, $0.2 million was billed for services and reimbursements, compared to $0.7 million for the year ended June 30, 2011.

From time to time, Atlantis, Aurora and Oli Steindorsson, our Chairman, President and Chief Executive Officer, have provided loan guarantees and other credit support through their banking relationships and Atlantis has pledged its shares in Umami as collateral for certain financing transactions with private party lenders. Since fiscal year 2008, Atlantis, Aurora and Mr. Steindorsson have provided guaranties in connection with our debt facilities. In the years ended June 30, 2012 and 2011, Atlantis, Aurora and Mr. Steindorsson continued to provide other loan guarantees or other credit support for our benefit. A description of which credit agreements include guaranties by these parties are as follows (monetary units in thousands):

Guarantor(s)	Lender	Borrowing Party	Facility	Interest Rate	June 30, 2012	June 30, 2011	Largest Aggregate Amount of Principal Outstanding During the Two Years Ended June 30, 2012 and 2011	Guarantee/Collateral
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	4.4% floating *	$4,826	$5,708	$5,708	Guarantee
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	4.4% floating *	4,952	5,856	5,856	Guarantee
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	EUR 1,375	3M EURIBOR + 7%	—	—	1,867	Guarantee
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	JPY 180,000	3M JPY LIBOR+6.5%	—	2,219	2,342	Guarantee
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 80,000	40% at HBOR 2.8% + 60% at 3%+floating T-Bill	13,205	—	14,168	Guarantee
Atlantis, Aurora, O. Steindorsson	Amerra Capital Management, LLC	Umami	USD 30,000	9%+1YR LIBOR + 11.75% 1YR LIBOR	13,315	—	13,315	Guarantee
Atlantis	Private Investors	Umami	USD 2,750	6% for first 30 days, 9% for remainder of term	—	—	2,750	9.0 million of Umami shares held by Atlantis
Atlantis	Private Investors	Umami	USD 3,500	4.5%	—	—	3,500	10.0 million of Umami shares held by Atlantis
Aurora	Private Investors	Umami	USD 500	Nil	—	—	500	1.0 million of Umami shares held by Aurora
Atlantis	Private investors	Umami	USD 2,000/ USD 5,624	Nil	—	2,000	5,624	6.0 million of Umami shares held by Atlantis

* Interest rate as of June 30, 2012 or latest practicable date prior to repayment, if paid in full prior to June 30, 2012.

Related party amounts included in our balance sheet and income statement are as follows (monetary units in thousands):

Balance Sheet	June 30, 2012	June 30, 2011
Trade accounts receivable, related parties	$17,261	$1,970

Accounts payable, related parties	$—	$556

Notes payable, related parties
Due to Atlantis - principal	$—	$4,000
Due to Aurora - principal	—	5,260
Accrued related party interest, expenses and fees	—	327
Total notes payable, related parties	—	9,587
Included in current portion	—	7,587
Long-term portion	$—	$2,000

	Year ended June 30,

Income Statement	2012	2011
Sales to Atlantis and subsidiary - included in net revenue	$29,390	$40,864
Reimbursement of costs - included in selling, general and administrative expenses	157	693
Commission expense - included in selling, general and administrative expenses	1,188	1,033
Interest expense (including amortization of original issue discounts, deferred financing costs and warrants)	840	1,556

DIRECTOR INDEPENDENCE

Our Board of Directors, upon the recommendation of the Corporate Governance and Nominating Committee, has affirmatively determined that Messrs. Dunn, Takenaka and White are independent directors within the meaning of NASDAQ Marketplace Rule 5605(a)(2). Mr. Steindorsson does not meet the independence requirements under NASDAQ Marketplace Rule 5605(a)(2) because he is our President and Chief Executive Officer. Mr. Gault does not meet the independence requirements under NASDAQ Marketplace Rule 5605(a)(2) because he is a director of Atlantis Group hf, our majority shareholder and a significant source of liquidity for our operations.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountants Fees

The following table summarizes the aggregate fees billed to us by our independent registered public accounting firm, McGladrey LLP (in thousands):

	Fiscal Year
	2012	2011
Audit fees(1)	$463,440	$978,602
Audit-related fees(2)	254,914	197,250
Tax fees(3)	65,996	—
All other fees(4)	—	—

Total	$784,350	$1,175,350

(1)	Audit fees consist of fees for professional services rendered in connection with the annual audits of (i) our consolidated financial statements, (ii) reviews of the interim consolidated financial statements included in quarterly reports, and (iii) fees for SEC registration statement services.
(2)	Audit-related fees consist of fees for assurance and related services, including comfort letters and fees related to the acquisition of Baja Aqua Farms.
(3)	Tax fees consist of are fees for tax compliance, tax advice and tax planning services.
(4)	All other fees are fees billed by the auditor for products and services not included in the foregoing categories. There were no fees billed by McGladrey LLP related to the years ended June 30, 2012 and 2011.

Audit Committee Policy Regarding Pre-Approval of Audit and Permissible Non-Audit Services of the Company's Independent Auditors

At present, our audit committee pre-approves each engagement for audit and non-audit services provided by McGladrey LLP. Our audit committee has not established any pre-approval policies or procedures that would prevent our management from engaging McGladrey LLP to provide any audit or non-audit specified services without pre-approval by the audit committee. However, none of the services provided by McGladrey LLP in the years ended June 30, 2012 and 2011 were obtained without the pre-approval of our audit committee.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

3.	Exhibits:

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment No. 1 to Annual Report on Form 10-K/A are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of October 2012.

UMAMI SUSTAINABLE SEAFOOD INC.

By:	/s/ Oli Valur Steindorsson
Oli Valur Steindorsson
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Amendment No. 1 to Annual Report on Form 10-K/A (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2012.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 29, 2012.

* Filed herewith.