Form 10-K/A
period 2011-06-30
Umami Sustainable Seafood Inc.
filed 2012-11-13
CIK 1368765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2010: $42,485,000

The number of shares of the registrant’s common stock outstanding as of September 30, 2011 was 59,512,066.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 originally filed on November 14, 2011 (the “Original 10-K”) by Umami Sustainable Seafood Inc., a Nevada corporation (“Umami,” the “Company,” “we,” or “us”). On November 14, 2011, we filed both Amendment No. 1 to the Original 10-K (the “ First Amendment”) and Amendment No. 2 to the Original 10-K (the “Second Amendment”). We are filing this Amendment in response to comment letters received from the Securities and Exchange Commission (“SEC”) to revise the disclosures in Item 1. Business, Item 1A. Risk Factors, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, and Item 13. Certain Relationships and Related Transactions and Director Independence.

You should read this Amendment in conjunction with the Original 10-K, the First Amendment, the Second Amendment and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K. The Original 10-K has not been amended or updated to reflect events occurring after November 14, 2011, except as specifically set forth in the First Amendment, the Second Amendment and this Amendment.

Item 1. BUSINESS

Acquisition of Baja Aqua Farms and Oceanic

Following the completion of these acquisitions, our corporate structure is as follows:

*      Marpesca’s remaining 51% is owned by Baja’s General Manager, Victor Manuel Guardado France. Mr. Guardado is our nominee for Mexican regulatory purposes, does not have decision-making authority and is not an executive officer or significant employee of Umami. Decision-making authority for Marpesca lies solely with Baja’s management, including specifically Mr. Sarmiento.

Baja Aqua Farms S.A. de C.V

Prior and subsequent to our acquisition of Baja, its administrative functions were performed by Oceanic Enterprises, Inc. (“Oceanic”).  These functions included accounting, payroll, human resources and related matters.  While Oceanic does not have an ongoing sales function, in 2008 and 2009 it also sold Bluefin Tuna on Baja’s behalf and was responsible for overseeing the processing and shipping of that Bluefin Tuna. In limited circumstances, Oceanic also acquires and exports certain equipment from U.S. vendors to Baja in cases where the U.S. vendors require a U.S. entity as a counterparty. It has no other functions or operations beyond providing these services to Baja and is not a significant subsidiary. Oceanic, which was formed in California in 2000 under the name Agritrade USA, Inc., was an affiliate of Baja that we acquired concurrently with the Baja acquisition. Oceanic holds no intellectual property, does not require any government approval to conduct its operations as currently conducted, has not engaged in research and development activities or incurred any costs or experienced any effects related to compliance with environmental laws. As of June 30, 2011, Oceanic had 8 employees, all of whom were full time employees.

Industry Overview

Aquaculture Industry

A study covering the year in 2008, entitled “Blue Frontiers: Managing the Costs of Aquaculture,” and published in 2011 by the WorldFish Center (“WFC”) in Penang, Malaysia, using data from FAO FishStat, shows the growth continuing unabated.  In 2009, world fisheries production was 145.1 million metric tons.  According to WFC, worldwide aquaculture production grew at an average annual rate of 8.4% from 1970 to 2008, which means that the growth in aquaculture has ‘significantly outpaced growth in world population.’

Global aquaculture accounted for 6% of the fish available for human consumption in 1970.  In 2009, assuming that all fish grown by global aquaculture is allocated to fish available for human consumption, global aquaculture accounted for 46.8% of the fish available for human consumption according to the WFC. The FAO report also describes that over half of the global aquaculture in 2008 was freshwater fin-fish.  Based on the FAO’s projections, it is estimated that in order to maintain the current level of per capita consumption, global aquaculture production will need to reach in excess of 80 million metric tons of fish by 2050.  WFC’s projections are even more aggressive.  WFC estimates world aquaculture production to rise to 75 million tons by 2020, and to 95 million tons by 2030.

Sales and Customers

Sales

In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf, or Atlantis, an Icelandic holding company with its key market in Japan that seeks to produce, market and distribute sustainable seafood, with a focus on aquaculture. Atlantis is our largest stockholder and an affiliate of our Chief Executive Officer. Atlantis or Atlantis Co., Ltd., (“Atlantis Japan”), a wholly-owned subsidiary of Atlantis, served as our exclusive sales agent through the 2011 harvest season. In addition, for the year ended June 30, 2011, Atlantis Japan, and other Atlantis subsidiaries, purchased from us, for their own account and not as sales agents, approximately $ 40.9 million worth of Bluefin Tuna, representing approximately 71.9% of our total sales for that period. There were no sales to Atlantis Japan or other Atlantis subsidiaries in the year ended June 30, 2010. We have adopted policies that prohibit future related-party transactions with Atlantis. Except for this sales relationship, Atlantis Japan did not provide any other function to us.

Our Growth Strategies

We believe that the following will be some of the critical elements in fulfilling our strategy to become the world leader in the Bluefin tuna trade:

•	Build up enough livestock to create carry-over inventories. Our objective has been to lengthen the farming cycle. This is expected to result in the greatest weight growth and an increase in the price paid per kilogram of fish by our buyers (the bigger the fish, the better the price per kilogram). In addition, it will mitigate the effects of short-term fluctuations in catching due to weather or other abnormal situations that may occur. Kali Tuna’s live stock inventories biomass increased from 1,315 metric tons at June 30, 2009 to 1,880 metric tons at June 30, 2011. Baja’s live stock inventories totaled 1,530 metric tons at June 30, 2011.

•	Strategic investments. We will seek to acquire stakes in tuna farming and fisheries with farming and/or fishing licenses in selected areas in countries with successful Bluefin Tuna farming history that will complement our existing operations. We have identified a number of potential targets but we have not yet entered into negotiations with any of them. We have had preliminary discussions with acquisition targets, but no acquisitions are probable at this time. Progress in this area is dependent on available financing, including alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital through the issuance of additional equity or debt.

•	Cooperate closely with regulators. Based on scientific advice, we intend to assist regulators in formulating regulatory proposals aimed at the conservation of the Bluefin tuna. We might also lobby for distribution of individual transferable quotas, or ITQs, and monitoring systems based on the experiences of leading countries in the seafood industry that have historically had to rely on sustainable usage of their fishery by strictly regulating and controlling the volume of catching.

•	Consolidating and upgrading of the fleet. We intend to reduce the existing catching capacity to fewer and more efficient vessels as the quota system develops. One of the important factors in sustainable fisheries management is to avoid overcapacity of fleet, which is caused by underdevelopment in regulatory environments. We believe that a key part of sustainable resource management is to ensure that the harvesting of resources is done in the most efficient and economic way while at the same time, maximizing the value and quality of each fish. However, progress in this area is dependent on available financing.

•	Increase our research and development. We intend to increase our efforts on closing the Northern Bluefin tuna cycle in cooperation with leading research institutes in this field as well as enhancing feeding techniques to continue our efforts to minimize the food conversion ratio (FCR) of tuna. We also intend to establish and fund a research center in Kali, Croatia to focus on these issues. However, progress in this area is dependent on available financing.

•	Upgrade and invest in feed procurement. We intend to achieve greater cost efficiency in feed procurement by focusing on our catching and logistic activities. We expect this to result in greater profitability, especially in light of our efforts to lengthen the farming cycle.

We have historically leased vessels for our fishing operations in Mexico for a ten-week period during the fishing season of May through August and have been required to select the lease period well in advance of the fishing season. To reduce the risk of catching fewer Bluefin Tuna than anticipated due to the failure of Bluefin Tuna schools to arrive in Mexican waters during our pre-committed vessel lease period, we may seek to acquire one or more purse seiners in fiscal 2012, along with the requisite fishing licenses for our Mexican fishing operations. Purchasing fishing vessels for our Mexican operations will allow us to be flexible with the timing of use of fishing vessels, which could substantially increase the biomass caught in a season, as well as reduce our fishing costs over the longer term. We also believe we can significantly lower our overall feed costs by purchasing sardine-fishing vessels for our Mexican operations. We estimate that each purse seiner and sardine-fishing vessel acquisition would require approximately $5.0 to $8.0 million and $0.8 to $1.4 million, respectively, until the purchase is consummated and the vessel reaches its ultimate destination. At that point, we believe we would be able to mortgage the vessels or set up sale-leaseback arrangements and recover most of our initial cash outlay. Our current cash on hand and capital needs for the foreseeable future may not allow us to fund these acquisitions. Therefore, to fund these acquisitions, we may pursue joint ventures or debt or equity financing. Such funding may not be available on commercially reasonable terms or at all. Similarly, we may not be successful in mortgaging or entering into sale-leaseback arrangements with respect to any vessels we acquire on commercially reasonable terms or at all.

Competition

Our competitors in the Adriatic and Mediterranean that produce Bluefin Tuna are Fuentes e Hijos (Spain), Aquadem (Turkey), Azzopardi (Malta), Sagun (Turkey) and Balfego (Spain).  According to a report issued by ICCAT, Kali Tuna has the largest output in the area based on output licenses granted to individual companies.  As of March 30, 2011, we held approximately 72% of all Bluefin Tuna production licenses issued in Croatia, or 5,030 metric tons out of 6,980 issued in total.  We are aware of competitors in the Mexican region that produce Bluefin Tuna, including Maricultura del Norte (Mexico).  Baja Aqua Farms occupies 60 cages out of less than a total of 100 cages in the area of its operation.

Regulation

Environmental Laws

We are subject to international quotas and to various national, provincial and local environmental protection laws and regulations, including certifications and inspections relating to the quality control of our production.  During each of the years ended June 30, 2010 and June 30, 2011, we spent approximately $0.2 million on environmental law compliance, consisting primarily of various ICCAT and veterinary inspection fees, environmental monitoring fees and biological waste disposal costs.

Croatian Environmental Law and Compliance

Our Croatian operation is subject to laws and rules that regulate the location, design and operation of its farming sites.  Under Croatia’s Environment Protection Act of 2007, we are required to apply for location permits which are issued by the respective authority for each farming location and in accordance with local ordinances.  Applications must be accompanied by an environmental impact assessment that will identify, describe and evaluate in an appropriate manner the impact of the relevant project on the environment, by establishing the possible direct and indirect effects of the project on the soil, water, sea, air, forest, climate, human beings, flora and fauna, landscape, material assets, cultural heritage, taking into account their mutual interrelations.  Concession contracts (discussed below) relating to each site are entered into based on the relevant location permits.

We are also subject to ongoing environmental monitoring requirements in Croatia, including testing the quality of the water and performing emission measurements for all our installations. We are required to conduct monitoring of our impact on the environment from two to four times per year at all our Croatian sites, which monitoring is conducted by an independent company. The monitoring includes sea water analyses performed by the Institute for Public Health in Zadar pursuant to rules established by the respective location permits. We also voluntarily monitor sea water daily.

Each of our farming locations in Croatia is provided with a location permit approved by the Croatian Ministry of Environmental Protection. We believe that we are in material compliance with applicable Croatian environmental laws and regulations.

Mexican Environmental Law and Compliance

The Mexican General Act for Ecologic Balance and the Protection of the Environment of 1988, or the “General Act”, was influenced by U.S. environmental laws such as the Environmental Impact Act, the Clean Water Act, the Clean Air Act and the National Environmental Policy Act.  The General Act provides for specific criminal and administrative sanctions assessable upon a failure to comply with regulations regarding hazardous materials and also serves as the main legal framework of the federal environmental agency in charge of issuing the technological standards for federal, state and local authorities to determine environmental non-compliance.

The General Act for Sustainable Fishing and Aquaculture (Ley de Pesca, 2007) and its Regulations (Reglamento de la Ley de Pesca) constitute the main legal framework governing the conservation, preservation, exploitation and management of all aquatic flora and fauna in Mexico. There are also certain secondary statutes, such as Official Mexican Standards, or “NOMs.” NOMs applicable to our business are mainly related to water waste and sanitary rules applicable to our product.

The Ministry of Agriculture, Livestock, Rural Development, Fisheries and Food, or “SAGARPA.” and the National Commission of Aquaculture and Fisheries, or “CONAPESCA,” are the authorities in Mexico responsible for the management, coordination and development of policies regarding the sustainable use and exploitation of fisheries and aquatic resources.

Our aquaculture activities are developed in federal water bodies under a concession title issued by CONAPESCA. In accordance with the General Act, the protection of aquatic ecosystems and their ecological balance must be taken into account when granting concession titles for aquaculture activities. In this same regard, as described herein, the application for a concession title must be accompanied with an environmental impact assessment. Authorization by the Ministry of Environment and Natural Resources, or “SEMARNAT,” is required if the intended activities may cause ecological imbalances or otherwise may surpass the limits and conditions set forth in the applicable regulations that protect the environment and the preservation and restoring of the ecosystems. To initiate our activities, an application was filed before SEMARNAT. SEMARNAT resolved that our activities cause no imbalances and are within the limits and conditions set forth in the applicable regulations that protect the environment and the preservation and restoration of the ecosystems.

Under Mexican law, generators of waste are categorized in accordance with the volume of waste they generate, as follows: (i) micro-generators (up to 400 kilograms per year); (ii) small-generators (from 400 kilograms to 10 tons per year), and (iii) large-generators (more than 10 tons per year). Our activities produce a volume of waste that categorizes us as micro-generators.

Our activities in Mexico produce hazardous and non-hazardous waste. Hazardous waste includes industrial waste with corrosive, reactive, explosive, toxic, flammable or biological-infectious characteristics. Although all residues may entail environmental obligations for generators, hazardous residues are subject to compliance with the stringiest rules. In our case, our business generates waste oils. Therefore, among our obligations in respect of hazardous waste are: (i) obtaining a registration before SEMARNAT of our management program for hazardous waste, and (ii) maintaining a record for our disposals (through official forms). There is no obligation to report this information.

In respect of the non-hazardous waste generated by our activities (mainly animal organic waste), we are subject to the provisions of the Environmental Protection Act of Baja California, or the “Environmental Provincial Act.” This statute provides for the management of special waste and the generators’ responsibility to handle, transport and dispose of solid waste, unless that waste is transferred to the competent authority or to an authorized private company. Liability ceases upon deposit of the waste in authorized containers or at sites approved by the competent authority. In addition, the Environmental Provincial Act establishes that generators of special waste must maintain a Waste Management Program that specifies the form in which special waste is selected, gathered, transported and recycled after treatment or their final disposal in controlled terms. All non-hazardous waste must be handled by authorized companies registered as non-hazardous waste generators. It is mandatory to file annual reports to the relevant authority.

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

We are also required to monitor our activities on all our farming sites for ongoing compliance and we are subject to periodic inspections. Our environmental monitoring requirements in Mexico include testing the quality of the water for harm caused by normal daily feeding activities (including the water’s oxygen level, temperature and visibility), performing bi-weekly nutrient analysis of the water column, and performing sediment testing at each site twice per year to measure any impact on the local marine environment.

We have obtained permits for each farming location in Mexico and believe that we are in material compliance with applicable environmental laws and regulations.

Fishing Quotas

Internationally, ICCAT regulates Atlantic Bluefin Tuna quotas that are allocated to and enforced by individual countries, including Croatia. ICCAT quotas for individual countries can vary each year depending on the status of tuna stock worldwide. The Croatian Fishing Ministry allocates the ICCAT-mandated quota for Croatia annually on a boat-by-boat basis. Each boat permitted to engage in fishing activities each year by the Croatian Fishing Ministry is allocated a percentage of the total annual ICCAT fishing quota for that calendar year by the Croatian Fishing Ministry. For calendar year 2011, ICCAT allocated a quota of 367 metric tons to Croatia, of which we secured 36%, or 133 metric tons.

Fishing quotas in Croatia can be transferred, leased, or assigned to other boat operators. We regularly lease quota from other boat operators. The Croatian Fishing Ministry also limits the number of boats that can fish for Bluefin Tuna in any given fishing season. In calendar year 2011, of the 39 boats allocated fishing quotas by ICCAT, only twelve were permitted by the Croatian Fishing Ministry to engage in fishing activities. We had the right to receive the fish caught by four of those boats. In 2013, the number of boats will be decreased to seven. The number of boats allowed in subsequent years has not yet been determined.

ICCAT divides the boat allocations into three categories—boats up to 24 meters, boats from 24 meters to 40 meters and boats over 40 meters. ICCAT determines which boats to allow to fish by reviewing the fish quota allocations for all the boats over the past several years. The boats with the highest quotas (either quotas expressly granted to the boat or assigned to the boat by another operator) are granted fishing permits.

If any boat violates a provision of the ICCAT regulations, its fishing license is revoked and it is prohibited from any further fishing.

Farming Concessions

We operate our farming sites under concession permits granted by the applicable national authorities of Croatia and Mexico.

In Croatia, we operated five farming sites with an aggregate input quota of 1,818 metric tons of new Bluefin Tuna per annum as of June 30, 2011. Following is a detailed breakdown of our farming sites and the terms of our concessions in Croatia as of June 30, 2011, which are based both on new fish allowed to enter farms annually and total farm fish holding capacity:

Site	Annual New Fish Input Quota (in metric tons) (1)	Maximum Farming Capacity (in metric tons)	Surface (in m2)	Expiration Date	Renewal Process
Mrdjina	674	1,240	160,000	February 28, 2026	Restricted public bid
Fulija-Kudica	(2)	500	120,000	December 23, 2018	Restricted public bid
Zverinac	314	1,500	140,000	December 14, 2026	Restricted public bid
Kluda	830	1,000	157,000	October 31, 2016	Restricted public bid
Ispred Morotove Glave	—	560	40,000	April 30, 2012	Restricted public bid
Total:	1,818	4,800	617,500

(1) Each input quota is based on historical records of the respective farm location. We believe the quotas can be re-allocated to other existing farms (to the extent it would not exceed the farm’s maximum farming capacity) or to any new farming site, although any change to the terms of the permit (including the farming quotas) are subject to approval.

(2) Fulija’s annual new fish input quota is combined with Mrdjina.

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

In Mexico, we operated four sites, which are allowed an aggregate input of 2,320 additional metric tons of Bluefin Tuna per annum as of June 30, 2011. Following is a detailed breakdown of our farming sites and the terms of our concessions in Mexico as of June 30, 2011:

Site	Farm (in metric tons)(1)	Maximum Number of Cages	Expiration Date	Renewal Process
Isla Coronado	720	18	November 23, 2020	Auto-renewal by the Mexico Department of Fisheries
Bahia Salsipuedes 1	400	10	May 2, 2012	Auto-renewal by the Mexico Department of Fisheries
Isla de Cedros	800	20	October 10, 2014	Auto-renewal by the Mexico Department of Fisheries
Bahia Salsipuedes	400	10	October 10, 2015	Auto-renewal by the Mexico Department of Fisheries
Total:	2,320	58

(1) Based on maximum input per annum.

All concession permits are awarded until the indicated expiration dates, but can be suspended or revoked by the authorities citing the public interest. All four of these concessions may be extended with CONAPESCA’s approval. For such purposes, an application requesting the extension of the concession period must be filed with CONAPESCA at least 30 days in advance of expiration; where applicable, the environmental impact authorizations must be in full force and effect. A concession title may be extended for an equivalent period, and the extension is subject to (i) assessment of compliance with all the obligations established in the concession title; (ii) the opinion of the National Institute of Fishing, or “INAPESCA”, and (iii) compliance with the Programs of Aquaculture Management. Like in Croatia, we monitor various indicators of sea water quality in our Mexico operations daily or monthly, as applicable.

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

Staff

As of June 30, 2011, we directly, through contract with an independent labor contractor or indirectly, through one of our variable interest entities, employed 523 persons globally, including 28 part-time employees. Of these, Umami employed 11 individuals, including executive and finance personnel. Kali Tuna had 97 employees (including 27 part-time employees), Oceanic had 8 employees, including executive, finance and administrative personnel and MB Lubin had 47 employees (including one part-time employee). Baja had 360 full-time staff most of whom were employed pursuant to an agreement with Servicios Administrativos BAF, an independent labor contractor, including 19 administrative staff members, 200 farm workers, 121 fishermen and 20 employees active in other operations. Seasonal changes occur as a result of additional hires required during the fishing season. None of our staff is represented by a labor union, and Kali Tuna, Oceanic and Baja consider their staff relations to be excellent.

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

RISKS RELATED TO OUR BUSINESS

It may be difficult to effect service of process and enforcement of legal judgments upon our company, our officers and directors because all of our executive officers and several of our directors reside and substantially all of our assets are located outside the United States.

All of our executive officers and three of our directors, Oli Valur Steindorsson, James White and Mike Gault, reside outside the United States. As a result, effecting service of process on our executive officers and directors may be difficult within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

Because we derive all of our revenue from our Bluefin Tuna inventory and carry a substantial book value for our fish inventory, deterioration in inventory value and levels, which may be due to various factors over which we exercise limited or no control, could materially impact our business, results of operations, financial condition and liquidity.

We derive all of our revenue from Bluefin Tuna sales and carry a significant portion of our assets in fish inventory. For the year ended June 30, 2011, we generated net revenue of $57.0 million from inventory sales. As of June 30, 2011, our fish inventory accounted for $53.0 million, or %58 of our total assets. Because of our reliance on a single inventory item for all of our revenue, we are highly susceptible to changes to Bluefin Tuna market prices and dependent on Bluefin Tuna sales as a source of liquidity. Bluefin Tuna market prices can be materially affected by foreign exchange rate changes, changes in consumer discretionary spending, macro-economic conditions, particularly in Japan, evolving consumer preferences, consumer perceptions about possible health risks related to sushi and sashimi in general, and Bluefin Tuna sushi or sashimi in particular, consumer perceptions about Bluefin Tuna fishing, changing conditions in Bluefin Tuna fisheries, customer consolidation and price seasonality.

We are also subject to significant changes in inventory value due to factors related to inventory losses. In particular, mortality occurring during the farming process and inclement weather can have a significant impact on inventory levels. For example, in fiscal 2011, we suffered storm losses totaling approximately $2.9 million book value, and in January 2010, Baja suffered storm losses totaling approximately $3.3 million book value. Finally, while we have not had historical problems with infectious disease or water quality, each of these has the potential to have a material negative effect on our inventory.

Market price and inventory changes caused by factors over which we have limited or no control can also materially and adversely affect our liquidity. A significant reduction in our inventory value could impair or prevent us from obtaining financing and executing our growth strategies, and could materially and adversely affect our financial condition and results of operations. Such reduction in inventory could also result in a default under our credit agreements and make any outstanding amounts immediately due and payable.

Our business is capital intensive and we may require additional financing in order to execute our business plan.

Commercial fishing operations and the establishment of commercial aquaculture operations are both capital intensive. In order to expand our operations and our fishing fleet and to catch sufficient quantities of Bluefin Tuna or purchase additional biomass to replace harvested or lost inventory, we may need to raise additional capital. We may pursue sources of additional capital by issuing securities through various financing transactions or arrangements, including joint ventures of projects, debt financing, equity financing or other means. In the past, we have addressed liquidity needs by issuing short- and long-term debt, sometimes with warrants to purchase shares of our common stock. We may also consider advance sales and/or outright sales of tuna to customers prior to the time at which the tuna has reached optimal biomass, which could reduce our future revenue. For example, in fiscal 2011, we began harvesting Bluefin Tuna on July 31. There can be no assurance that any additional financing will be available when needed on commercially reasonable terms, or at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

In addition, sales of Bluefin Tuna typically occur during the winter (November through February) when the sea temperature is lowest to maximize the quality and value of the product. There are generally no sales generated during the rest of the year. Accordingly, we need to finance our operations with available capital during the nonselling months.

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

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividends

Neither we, nor our subsidiaries, have declared any dividends during either of the two most recent fiscal years.

Sales of Unregistered Securities

From June 30, 2010 through August 20, 2010, we issued 8,720,000 units to various third party investors and three related party investors, Aurora Investment Ltd., Aur Capital Inc. and Jones Gable & Company. Each unit consisted of one share and warrant to purchase 0.2 share of our common stock at an exercise price of $2.00 per whole share. These warrants were five-year warrants with respect to 1,460,000 shares and three-year warrants with respect to 284,000 shares. The purchase price per unit was $1.00. We received gross proceeds totaling $8,720,000. In connection with the offering, we paid $122,200 and issued 575,400 shares of common stock and three-year warrants to purchase 872,000 shares of our common stock at an exercise price of $2.00 per share as fees to two placement agents.

On June 30, 2010, we issued a three-year warrant to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share. The warrant was issued to an agent in connection with a loan transaction and was exchanged for a warrant to purchase shares of common stock of Kali Tuna previously issued by Atlantis.

On October 7, 2010, we issued a five-year warrant to purchase 2,981,000 shares of our common stock at an exercise price of $1.50 per share for 1,000,000 shares and an exercise price of $1.00 per share for the balance of the shares. The warrant was issued to the lender in a loan transaction that generated gross proceeds to us of $5.0 million. In connection with the debt issuance, we also issued warrants to purchase 98,100 shares of our common stock to a placement agent. These warrants were exercisable at $1.10 per share with respect to 198,100 of the shares and $1.80 per share for the balance. The warrants were replaced in October 2011 with new warrants in connection with the settlement of a dispute.

On October 20, 2010, we issued 1,000,000 units to a single accredited investor, with each unit consisting of one share of common stock and a five-year warrant to purchase one share of our common stock at an exercise price of $1.80 per share. Each unit was issued for $1.50, resulting in gross proceeds of $1.5 million. We paid $0.2 million in costs related to the offering and issued warrants to purchase 100,000 shares of our common stock at an exercise price of $1.65 per share as fees to a placement agent. The warrants were replaced in October 2011 with new warrants in connection with the settlement of a dispute.

Between October 28, 2010 and November 18, 2010, we consummated the sale of 1,666,666 shares of our common stock and five-year warrants to purchase 1,666,666 shares of our common stock at an exercise price of $1.80 per share to various third party investors. We received gross proceeds of $2.5 million in the transaction. In connection with the issuances, we paid placement agents an aggregate of $425,000 and issued such placement agents warrants to purchase an aggregate of 283,333 shares of the our common stock on the same terms as the warrants sold in the private placement, but at an exercise price of $1.80 per share with respect to 200,000 shares and $1.65 per share for the 83,333 share balance. The warrants to purchase 83,333 shares of our common stock were replaced in October 2011 with new warrants in connection with the settlement of a dispute.

On November 15, 2010, we issued five-year warrants to purchase 137,500 shares of our common stock at an exercise price of $1.10 per share. The warrants were issued to an agent in connection with a loan transaction. The warrants were replaced in October 2011 with new warrants in connection with the settlement of a dispute.

On November 30, 2010, we issued 10 million shares of our common stock to two entities (3.0 million to MotoMax C.V. and 7.0 million to Salander Holdings) in connection with the completion of the acquisition of Baja Aqua Farms, S.A. de C.V., and its affiliate Oceanic Enterprises, Inc.

On April 1, 2011, in conjunction with a public and investor relations service provider agreement, we granted the provider 150,000 five-year warrants to purchase 150,000 shares of our common stock at an exercise price of $1.50 per share.

On June 2, 2011, we issued 100,000 shares of our common stock to an investor relations firm in settlement of a dispute over an investor relations agreement.

Between July 7, 2011 and August 1, 2011, we issued three-year warrants to a related party (Atlantis Group hf) to purchase 258,948 shares of our common stock at an exercise price of $3.00 per share in connection with a loan transaction of $5.1 million.

On August 3, 2011, we issued five-year warrants to purchase 90,000 shares of our common stock at an exercise price of $2.70 per share to an agent in connection with a loan transaction that generated gross proceeds to us of $3.0 million.

On August 26, 2011, we issued five-year warrants to a lender to purchase 500,000 shares of our common stock at an exercise price of $1.50 per share in connection with a loan transaction.

In October 2011, as compensation for services rendered and in settlement of a dispute related thereto, we issued to certain placement agents and their respective affiliates five-year warrants to purchase 650,000 shares of our common stock as replacement for the warrants to purchase 618,933 shares of our common stock discussed above and issued warrants to purchase an additional 31,067 shares of our common stock. The warrants are exercisable at prices ranging from $1.10 to $1.65 per share with a weighted-average price of $1.43 per share.

All securities were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereunder, as they were issued in reliance on the recipients’ representation that they were accredited (as such term is defined in Regulation D), without general solicitation and represented by certificates that were imprinted with a restrictive legend. In addition, all recipients were provided with sufficient access to company information.

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

Existing biomass growth. Existing biomass growth is a key measure because it tells us how many kilograms of growth we can expect from our current biomass, which in turn will allow us to produce biomass for further growth or sale. Existing biomass growth is the difference in the total biomass of our existing Bluefin Tuna between one measuring point and another, net of natural mortalities. Biomass growth varies depending on water temperature, age and condition of Bluefin Tuna, the quantity and quality of feed we obtain and provide, and any natural mortalities that occur. Younger Bluefin Tuna grow at a faster rate than mature Bluefin Tuna. Newly acquired Bluefin Tuna that have not been fully fed previously will typically have a higher growth rate than the Bluefin Tuna that have become accustomed to farm feeding after being in our farms for a few months. Bluefin Tuna are warm-blooded fish, meaning they can regulate and raise their body temperatures above water temperatures by means of muscular activity, and as such will grow more slowly in cold water because they utilize a portion of the energy from feeding to keep warm. Existing biomass growth is a key measure because it informs us of the projected amount of biomass available for future sale, which, along with cost data, is a key factor in management decisions regarding optimal operational scale and duration for growing and farming operations. Biomass growth increased 648 metric tons, or 85%, from 765 metric tons for the year ended June 30, 2010, to 1,413 metric tons for the year ended June 30, 2011. The increase in the twelve months ended June 30, 2011 compared to the twelve months ended June 30, 2010 was primarily due to the fact that the year ended June 30, 2011 reflects growth from our Baja operations for seven months as we completed the acquisition on November 30, 2010, whereas the year ended June 30, 2010 only reflects growth from our Croatian operations. We expect existing biomass growth to increase the scale of our operations and our ability to build a larger inventory base through improved fishing techniques, quota purchases and live fish purchases, and as we obtain the working capital necessary to extend the farming cycle, particularly in the Baja operations.

Caught Bluefin Tuna. Caught Bluefin Tuna is a key biomass measure. The size of our annual catch directly affects the amount of biomass in our farms growing as inventory, which directly affects potential future revenue. Our Baja operations are subject to input limits on the amount of biomass we can add to our farms annually. Our Croatian operations are regulated by a catch quota system and maximum capacity limits on our farms. A regulatory body, the International Commission for the Conservation of Atlantic Tunas, or ICCAT, issues a total catch quota for Croatia for each year based in part upon advice from scientists. Each Croatian vessel that is licensed to catch Bluefin Tuna is assigned a certain portion of that quota. These fishing quotas are subject to annual review and renewal, and may be materially decreased. In fiscal year 2011, our Croatian operations caught 133 metric tons of Bluefin Tuna, with 70 metric tons coming from M.B. Lubin d.o.o., a Croatian limited company, and the balance coming from quotas leased from other companies. In fiscal year 2010, our Croatian operations caught 159 metric tons of Bluefin Tuna, with 97 metric tons coming from M.B. Lubin.

Purchased Bluefin Tuna. Our available capital, the availability of Bluefin Tuna for sale at any given time, and market prices for Bluefin Tuna affect our tuna purchases. We will consider purchases of live Bluefin Tuna based on available capital and market opportunities. In the fiscal year ended June 30, 2010, we purchased 405 metric tons for our Croatian operation. In the year ended June 30, 2011, we purchased 150 metric tons for our Croatian operation. The decrease in Bluefin Tuna purchased in the year ended June 30, 2011 was due to our lower available capital and fewer market opportunities during the period compared to the year ended June 30, 2010.

Acquisition of Baja. On November 30, 2010, we acquired the Baja operation. As a result of this acquisition, we acquired 3,080 metric tons of Bluefin Tuna.

Feed conversion ratio. Feed conversion ratio, or FCR, is the measure of how many kilograms of feed it takes to add one kilogram of weight to our Bluefin Tuna stock. A lower FCR typically means lower feed costs per kilogram of biomass and therefore higher gross margin potential. However, variances in feed costs also affect gross margin potential. We continually seek to refine our Bluefin Tuna feeding practices to improve our FCR. We expect FCR to remain constant or improve as our farming team researches methods for optimizing feed costs. FCR increased 3.97, or 22%, from 15.69 for the year ended June 30, 2010 to 19.08 for the year ended June 30, 2011. The increase in FCR was primarily due to the acquisition of Baja, which was completed on November 30, 2010.

Storm losses. Storm losses negatively affect the amount of biomass available for future sale and therefore potential future revenue. We maintain insurance covering storm losses. However, we elect to reduce the costs of our insurance policies by choosing relatively high deductibles and our coverage may not cover the full replacement value of the biomass. We incurred storm losses of 227 metric tons in the year ended June 30, 2011 related to our Mexican operations. We did not incur any storm losses in the year ended June 30, 2010. At our Mexican operations, storms can damage cages to the point where Bluefin Tuna may escape or be killed. Storms also may allow predators such as seals and sea lions to enter the cages and kill our Bluefin Tuna. At our Croatian operations, storms are generally less severe, our cages are more protected by natural features such as islands, and there are no natural Bluefin Tuna predators.

Bluefin Tuna sales. Sales of our Bluefin Tuna in the past have not been limited by demand, but by the amount that we have determined to sell. Our Bluefin Tuna sales may also be affected by market supply. A decrease in market supply would generally lead to an increase in market prices, which would affect the amount that we determine to sell. Tuna sales reduce inventory levels and therefore negatively affect potential future revenue from our farming operations. Bluefin Tuna sales increased 1,927 metric tons, or 209%, from 924 metric tons for the year ended June 30, 2010, to 2,851 metric tons for the year ended June 30, 2011. The increase in the year ended June 30, 2011 was due to the acquisition of Baja. In the year ended June 30, 2011, our Baja operations provided seven months of sales as we completed the acquisition on November 30, 2010.

The following table summarizes our estimated biomass and changes in biomass for the nine months ended March 31, 2012 and 2011. We acquired our Baja biomass on November 30, 2010. Therefore, for the nine months ended March 31, 2011, changes in Baja biomass is for the four month period from November 30, 2010 through March 31, 2011, in metric tons.

	Year Ended June 30,
	2011	2010
Beginning biomass	1,720	1,315
Acquired in Baja acquisition	3,080	—
Growth, net of mortality	1,413	765
Caught(1)	133	159
Purchased for farming	150	405
Storm losses	(227)	—
Biomass sales	(2,851)	(924)
Ending	3,418	1,720

Net biomass added from operations during year	1,469	1,329

(1)	Amounts represent Kali Tuna only for the years shown. Baja’s fishing season generally is completed in the quarter ending September 30. Baja caught 1,069 metric tons of Bluefin Tuna in the fishing season which ended September 2011 (this represents the total catch for the 2011 fishing season in Mexico).

Consolidation and operating structure

Under Croatian law, a foreign-owned company may engage in fishing in Croatian waters only if such right of the foreign-owned company derives from Croatia’s obligations set forth in the International Treaties, such as by use of a variable interest entity like MB Lubin. Our farming operation in Croatia needs access to Bluefin tuna to stock the farm and various bait fish to feed the biomass at the farm.  MB Lubin is a Croatian-based marine company that is owned by one of the members of our Croatian management team. MB Lubin owns various boats and has the right to fish for Bluefin Tuna and various Pilchard, Mackerel, Horse Mackerel and Anchovy. In July 2009, we entered into 20-year agreements whereby Lubin is required to provide services exclusively to Kali Tuna related to fish farming, live Atlantic Bluefin Tuna catching and catching of bait fish. Kali Tuna may also purchase feed and Bluefin Tuna from other suppliers.

Research and Development Expenses

We are in the process of developing a hatchery for Bluefin tuna in the Mediterranean Sea related to our research and development efforts.  In the twelve months to June 30, 2011 we spent $0.6 million including approximately $0.4 million related to the acquisition and initial work on a floating hatchery.  The majority of the balance was spent on wages for the staff involved in project. In the twelve months ended June 30, 2011, we spent less than $0.1 million on research and development efforts. The cost of research and development efforts are borne directly by the company.

Liquidity and Capital Resources

Credit Agreements and Borrowings

	Borrowing Party	Facility	Interest Rate	Effective rate at June 30, 2011	June 30, 2011	June 30, 2010
Non-related party borrowings:
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 19,240	5% variable *	n/a	$—	$3,258
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	5% variable *	5.81%	5,708	—
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	5% variable *	n/a	—	5,080
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	5% variable *	6.24%	5,856	—
Erste&Steiermaerkische bank d.d.	Kali Tuna	EUR 1,375	3M EURIBOR+7%	n/a	—	1,675
Erste&Steiermaerkische bank d.d.	Kali Tuna	JPY 180,000	3M JPY LIBOR+6.5%	n/a	—	2,025
Erste&Steiermaerkische bank d.d.	Kali Tuna	JPY 180,000	3M JPY LIBOR+6.5%	8.19%	2,219	—
Erste&Steiermaerkische bank d.d.	Kali Tuna	CHF 707	3M CHF LIBOR+7%	n/a	—	649
Erste&Steiermaerkische bank d.d.	Lubin	EUR 550	3M EURIBOR+5%	6.86%	792	—
Volksbank d.d.	Kali Tuna	HRK 10,000	40% at HBOR 3.8% + 60% at 5.9%	6.93%	1,627	—
Privredna banka Zagreb d.d.	Kali Tuna	EUR 2,505	3M EURIBOR+4.75%	5.55%	3,593	—
Bancomer	Baja	MXN 50,000	TIEE + 4.5%	8.85%	4,223	—
UTA Capital LLC	Umami	USD 3,125	9%	9.00%	3,387	—
Private investors	Umami	USD 2,000	Nil	Nil	2,000	—
Total obligations under capital leases					37	41
Less: Debt Discount					(1,007)	—
Total non-related party borrowings					$28,432	$12,728

Related party borrowings:
Atlantis Co., Ltd.	Umami	USD 15,000	1%/month	n/a	$4,274	$—
Aurora Investments ehf	Umami	USD 8,000	1%/month	n/a	5,313	—
Total related party borrowings					$9,587	$—

Total borrowings					$38,022	$12,728

Classification of borrowings:
Short-term borrowings, non-related party					$24,002	$12,700
Short-term borrowing, related party					7,587	—
Long-term debt, non-related party					4,433	28
Long-term debt, related party					2,000	—
Total borrowings					$38,022	$12,728

Material Credit Agreements—Croatian Operations

Our Croatian operations are funded with local bank debt that is secured by most of the Bluefin Tuna inventory, fixed assets and concessions of our Croatian operations. Most of the loans require pre-approval for any funds to be distributed outside of the Croatian operations. At June 30, 2011, Kali Tuna had $19.8 million in bank debt, of which $15.4 million was current and $4.4 million was long-term. At June 30, 2011, we had $0.1 million of cash on hand available for use by our Croatian operations. The following is a description of the material indebtedness held by our Croatian operations:

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

On March 1, 2010, Kali Tuna entered into a credit agreement with Erste & Steiermaerkische. The agreement provided for a secured credit facility of EUR 1.4 million with interest payable monthly at a variable rate of three-month EURIBOR plus 7.0%. The loan matured and was paid in full in March 2011. Funds advanced were used for operational purposes at our Croatian operations. The loan/facility was secured by certain fixed assets of our Croatian operations.

On March 1, 2010, Kali Tuna entered into a credit agreement with Erste&Steiermaerkische. The agreement provided for a secured credit facility of CHF 0.7 million with interest payable monthly at a variable rate of three-month CHF LIBOR plus 7.0%. The loan matures on March 1, 2012, however the loan was paid in full early on April 28, 2011. Funds advanced were used for operational purposes at our Croatian operations. The loan/facility was secured by certain fixed assets of our Croatian operations.

Kali Tuna entered into an agreement on October 7, 2010 with Erste&Steiermaerkische providing for a EUR 6.7 million line of credit. The loan matured and was paid in full March 1, 2011. Interest was payable monthly based on the three-month EURIBOR rate plus 5.25%. The loan was collateralized by certain Kali Tuna and Lubin fixed assets and certain Kali Tuna inventory.

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

On June 8, 2011, Kali Tuna entered into an additional syndicated credit agreement with Erste & Steiermaerkische and the Croatian Bank for Reconstruction and Development (“HBOR”). The agreement provides for a secured credit facility consisting of a credit line of HRK 80.0 million, with 40.0% of the credit line (funds of HBOR) accruing interest at a variable rate of 2.8% and the remaining 60.0% at a variable rate equal to the rate accruing on Croatian National Bank bills with maturity of 91 days, plus 3.0%. The facility matures on December 31, 2014 and is repayable in one installment. The interest is payable quarterly. Funds advanced are to be used for working capital needs for the operation of our farming sites in Croatia or for the purchase of Bluefin Tuna, and require that matching funds (at least 45%) be provided by us. The line is secured by live Bluefin Tuna owned by us in Croatia, as well as other security instruments, including guaranties issued by Lubin, Atlantis and us.

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

Other Bank Loans

Kali Tuna also has a loan from Privredna banka Zagreb d.d. for EUR 2.5 million that matures on March 31, 2014 and is payable in three annual installments which begin March 31, 2012. Interest is payable monthly based on the three-month EURIBOR rate plus 4.75%. Funds advanced were granted for the purchase of certain assets and for working capital purposes. The loan is secured by certain of our fish inventory in Croatia as well as certain other security instruments, including the pledge over two motor boats owned by the seller of those assets. The parties established that the value of the pledged Bluefin Tuna inventory amounted to HRK 29.7 million on March 31, 2011, and Kali Tuna undertook to maintain a certain value of inventory until the full repayment of the loan. Under the agreement, Kali Tuna undertook various other obligations, including not to assume further debts or to encumber its assets in a manner that could affect its ability to repay the loan, to inform the bank of all material changes (including changes of the company status) or changes affecting its business or ability to repay the loan and to conduct its monetary operations through the bank on a pro rata basis in relation to other creditors. In case of default, the bank may terminate the agreement with immediate effect and make due the total amount of the loan. Events of default include a delay in repaying any of its obligations under the agreement (or any other agreement it may enter into with the bank), a material adverse changes that may reasonably affect the ability of Kali Tuna to fulfill its obligations under the agreement and a change of the company name or address of which the bank is not informed within three days. In addition, Kali Tuna undertook not to perform any activities that could endanger the environment or any activities in breach of the applicable regulations relating to environmental protection for the duration of the agreement.

Kali Tuna has an additional credit line with Volksbank d.d. for HRK 10.0 million that matures on December 31, 2013 and is payable in quarterly installments of $0.2 million, which began March 31, 2011. The terms of the loan call for a variable interest rate based on 40.0% of the funds at a rate of 3.8%, with the remaining 60.0% at a rate of 5.9%. The loan is secured by certain of our Croatian fish inventory and certain other security instruments, including a guaranty by Lubin.

Material Credit Agreements - Mexican Operations

On July 5, 2010, Baja entered into a revolver facility (amended on June 23, 2011) with BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer (“Bancomer”) for MXN 50.0 million that accrues interest payable at an annual rate equal to the Mexican 28-days period Tasa de Interés Interbancaria de Equilibrio (“TIIE”) + 4.5% and is secured by certain Baja inventory. Marpesca and Oli Steindorsson, our Chairman, President and Chief Executive Officer, are joint obligors under the credit facility. This facility matures on September 30, 2011.

Private Investor Loans – Umami:

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

Related Party Loans – Atlantis and Aurora:

During July and September, 2010, we entered into a Line of Credit agreement and an amendment to the agreement, with Atlantis (the “Atlantis Agreement”), providing for a $15.0 million loan facility consisting of two components: a line of credit for the amount of $9.9 million and a term loan of $5.1 million. Through June 30, 2011, amounts advanced under the Atlantis Agreement were approximately $18.6 million, which were used for the purchase of the initial 33% of Baja along with the financing of Baja's and Kali Tuna's operations, and for Umami corporate expenses. Atlantis was allowed to collateralize amounts owed by a pledge of certain of our inventory. While we exceeded the borrowing limit on the original credit facility, we were not in default as Atlantis consented to exceeding the loan facility up to $20.0 million. Funds advanced under the facility accrue interest at the rate of 1.0% per month and are payable monthly.

In July 2010, we entered into an agreement with Aurora (the “Aurora Note”), for loans totaling $2.3 million made to Umami. Funds advanced under the Aurora Note accrue interest at the rate of 1% per month and are payable monthly. In the event the interest is not paid monthly such amounts may be deferred, however the rate of interest changes to 1.5% per month for amounts accrued but unpaid. The amounts advanced under the Aurora Notes were used for the purchase of the initial 33% of Baja along with the financing of Baja's and Kali Tuna’s operations, and for Umami corporate expenses. At June 30, 2011 no further amounts may be drawn under the Aurora Note.

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

In May 2011, we were notified that Aurora had transferred $4.0 million of the notes to Atlantis (the “Aurora Transferred Notes”). The maturity dates for the notes transferred to Atlantis were February 2012, March 2012, January 2013 and March 2013. In July 2011, these notes were transferred into the Atlantis Credit Facility (defined below) and, accordingly, have been refinanced.

On March 15, 2011, Atlantis agreed to settle $8.9 million of the remaining outstanding balance owed on the Atlantis Agreement against a portion of the outstanding account receivable balance at that date for fish sold by us to Atlantis Japan. The remaining balance of the Atlantis Agreement was settled on June 30, 2011 against amounts receivable from Sales of Bluefin Tuna from Atlantis Japan (see below).

On July 7, 2011 the Company entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million (the “Credit Line”). This amount includes funds utilized for the refinance of $4.0 million of the notes payable due to Atlantis on June 30, 2011 (the Aurora Transferred Notes). New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses). Principal amounts drawn due under the Credit Line bear interest at the rate of 1.0% per month on the average amount outstanding payable monthly and require payment of a 1.25% fee related to the advances. New funds can only be drawn through December 31, 2011 and the entire outstanding principal is due and payable on or before March 31, 2012. The Company's obligations under the Credit Line can be secured by a portion of its Bluefin tuna inventory. Upon an event of default, all principal amounts and interest payments may be declared due and payable. In addition, a default rate of 1.5% per month will be in effect on all amounts then outstanding. Events of default include, in addition to standard occurrences, a change of control of the Company and the loss of any of the fishing licenses held by the Company's Croatian subsidiary. In the event of a default, if requested by the Company, Atlantis may collect any amounts due only from the proceeds of sales of biomass pledged under the Credit Line, as long as such sales are finalized no later than November 30, 2011. Any amounts then outstanding shall become due and payable upon collection of the proceeds of such sales, or December 31, 2011, whichever occurs earlier. In connection with the Credit Line, on each funding date, we will issue to Atlantis three-year warrants to purchase shares of the Company's common stock at $3.00 per share at the rate of 50,000 warrants for each $1.0 million advanced to us.

Material Covenants or Operating Restrictions

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

For the year ended June 30, 2011, our most significant sources of liquidity were proceeds from the sale of Bluefin Tuna and cash from lines of credit with commercial banks and bridge loans. Significant uses of liquidity include acquisition of Baja and Oceanic, funding of our operations, including fishing in Mexico and Croatia, repayment of amounts advanced by related parties and repayment of bank and other debt.

At June 30, 2011, we had $1.1 million in cash. Of our total consolidated cash balance June 30, 2011, $0.1 million is held at our Croatian operation, $0.8 million is held at our Mexican operations, and $0.2 million is held by Umami and Oceanic. Under the terms of Kali Tuna's debt agreements, any movement of funds to Umami would require pre-approval by those lenders. However, under our current investment strategy, we do not anticipate any additional remittance of any of Kali Tuna's undistributed earnings as we consider them to be indefinitely reinvested. In addition, at June 30, 2011, our Croatian operation had approximately $15.4 million (HRK 80.0 million) available under a revolving credit line with a Croatian bank. We believe our Croatian operation has sufficient capital to fund its fishing and farming operations through the 2011-2012 harvest season, based on their available cash balance at June 30, 2011 and their ability draw down their existing revolving credit line.

Our Mexican operation had a cash balance of $0.8 million at June 30, 2011. Although we believe we have or will be able to obtain sufficient capital to maintain and grow our current biomass through the 2011-2012 harvest season, we will need to obtain additional capital to (i) expand our fleet to increase the quantity of Bluefin Tuna or feed we can catch or (ii) purchase additional Bluefin Tuna to increase our biomass. We may pursue sources of additional capital by issuing securities through various financing transactions or arrangements, including joint ventures, debt or equity financing. We have previously addressed liquidity needs by issuing debt with commercially unfavorable terms, sometimes with warrants to purchase shares of our common stock. If we require additional capital, we may also consider harvesting a portion of our Bluefin Tuna inventory earlier in the extended-lifecycle process than we otherwise would have. For example, in fiscal 2011, we began harvesting Bluefin Tuna in July. Additional financing may not be available when needed on commercially reasonable terms, or at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated. Any additional equity financing may involve substantial dilution to our existing stockholders.

We expect to utilize a portion of these resources to pay debt service obligations in the next twelve months. Our debt service obligations in the next twelve months consist of (i) debt principal repayments of $32.0 million to financial institutions and unrelated third parties; (ii) debt principal repayments of $9.6 million to related parties; (iii) $1.0 million in interest payments due on financings from financial institutions and unrelated third parties; and (iv) $0.8 million in interest payments due on financings from related parties.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Benito Sarmiento was appointed Chief Executive Officer of Baja in December 2010. Mr. Sarmiento, age 41, has been employed by Baja since December 2005. Prior to being named Chief Executive Officer, Mr. Sarmiento was the General Manager of Marpesca. Mr. Sarmiento holds a degree in Chemical Engineering from Instituto Tecnológico y de Estudios Superiores de Monterrey and has over ten years of experience working in the seafood industry in Mexico.

Mr. Steindorsson, our Chairman, President and Chief Executive Officer, currently devotes approximately 80% of his working time, or approximately 50 hours per week, to Umami and its subsidiaries. Other than Mr. Steindorsson, each member of management currently devotes 100% of his working time to Umami and its subsidiaries.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Company’s principal executive officer during the years ended June 30, 2011 and 2010.  None of the other executives of the Company were paid compensation that is required to be disclosed herein.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Oli Valur Steindorsson	2011	250,000		—	—	—		250,000
President and Chief Executive Officer	2010	129,194	(2)	—	261,600	—		390,794

Dan Zang	2011	177,500		30,000	—	—		207,500
Chief Financial Officer	2010	77,320	(3)	—	98,100	—		175,420

Vilhelm Gudmundsson	2011	139,068		—	—	7,322	(4)	146,390
Chief Executive Officer of Oceanic Enterprises, Inc.

(1)	The amounts reported in the “Option Awards” column of the table above for each fiscal year reflect the fair value on the grant date of the option awards granted to the named executive officers during the fiscal year. These values have been determined under generally accepted accounting principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts reported above, please see the discussion of equity awards contained in Note (Stock Options and Warrants) to our consolidated financial statements, included elsewhere in this report.
(2)	This amount consists of compensation paid by Kali Tuna and represents 678,810 Croatian Kunas using an average conversion rate of 5.262 Kunas to the U.S. Dollar for the twelve-month period ended June 30, 2010.
(3)	Consists of consulting fees paid by Lions Gate Lighting Corp. to Mr. Zang from January 18, 2010 through June 30, 2010 prior to his commencing employment with us.
(4)	Consists of a company-paid automobile allowance.

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

Name of Beneficial Owner	Number of Shares	Percentage (1)

Atlantis Group hf
Storhofda 15
110 Reykjavik
Iceland (2)	30,258,948	49.7%
Oli Valur Steindorsson (3)	34,625,614	56.9%
Douglas Dunn	-0-	-0-
Michael David Gault (4)	30,258,948	49.7%
James White	30,000	-0-
Yukuo Takenaka	-0-	-0-
Dan Zang (5)	100,000*
Vilhelm Gudmundsson (6)	3,000,000	4.9%
Miro Mirkovic	-0-	-0-
Salander Holdings (7)
4 V Dimech Street
Floriana Frn 1504
Malta	7,000,000	11.5%
Executive Officers and Directors as a Group (eight persons)	37,755,614	62.0%

* Denotes less than 1%

1)	Beneficial ownership percentages are calculated based on 59,512,066 shares of Common Stock issued and outstanding as of October 31, 2011. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of Common Stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of October 31, 2011. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(2)	Includes 258,948 shares issuable upon exercise of warrants.

(3)	Includes 30,000,000 shares and 258,948 shares issuable upon exercise of warrants owned by Atlantis of which Mr. Steindorsson may be deemed to be the beneficial owner in his capacity as Chief Executive Officer of that entity. Mr. Steindorsson disclaims beneficial ownership in the shares owned by Atlantis. In addition, includes 400,000 shares and 80,000 shares issuable upon exercise of warrants held by Aur Capital Inc. of which Mr. Steindorsson may be deemed a control person. It further includes 2,980,000 shares and 640,000 shares issuable upon the exercise of warrants held by Aurora Investments Ltd. of which Mr. Steindorsson may be deemed a control person. Also includes 266,666 shares issuable upon currently exercisable options. Does not include 533,334 shares issuable upon exercise of options that vest thereafter.

(4)	Consists of 30,000,000 shares and 258,948 shares issuable upon exercise of warrants owned by Atlantis of which Mr. Gault may be deemed to be the beneficial owner in his capacity as Chairman of that entity. Mr. Gault disclaims beneficial ownership in the shares owned by Atlantis.

(5)	Consists of shares issuable upon exercise of 100,000 currently exercisable options. Does not include 200,000 shares issuable upon exercise of options that vest thereafter.

(6)	Consists of shares held by MotoMax C.V. of which Mr. Gudmundsson’s wife is the sole shareholder.

(7)	The control person for Salander Holdings is Robert Gudfinnsson.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In July 2010, we entered into credit agreements with Atlantis and Aurora. At June 30, 2011, our loan payable balances due to Atlantis and Aurora were $5.3 million and $4.3 million, respectively. During the year ended June 30, 2011, the largest aggregate amount of principal outstanding due to Atlantis and Aurora was $17.7 million and $9.4 million, respectively.

During the year ended June 30, 2011, we paid $0.5 million and $1.0 million in principal payments to Atlantis and Aurora, respectively.

Interest accrues on our related party loans with Atlantis and Aurora at a rate of 1.0% and 1.0% per annum, respectively. During the year ended June 30, 2011, we paid $0.3 million in interest to Aurora. We did not pay any interest to Atlantis in the year ended June 30, 2011.

Other

From time to time, Atlantis, Aurora and Oli Steindorsson, our Chairman, President and Chief Executive Officer have provided loan guarantees and other credit support through their banking relationships and Atlantis has pledged Company shares it owns as collateral for certain financing transactions with private party lenders. Since fiscal year 2008, Atlantis, Aurora and Mr. Steindorsson have provided guarantees in connection with our debt facilities. In fiscal 2010 and 2011, Atlantis, Aurora and Mr. Steindorsson continued to provide other loan guarantees or other credit support for our benefit. A description of the credit agreements which include guaranties by these parties are as follows (monetary units in thousands):

Guarantor(s)	Lender	Borrowing Party	Facility	Interest Rate	June 30, 2011	June 30, 2010	Largest Aggregate Amount of Principal Outstanding During the Two Years Ended June 30, 2011 and 2010	Guarantee/Collateral
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 19,240	5% variable*	$—	$3,258	$3,582	Guarantee
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	5% variable *	5,708	—	5,708	Guarantee
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	5% variable *	5,856	—	5,856	Guarantee
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	EUR 1,375	3M EURIBOR + 7%	—	1,675	1,867	Guarantee
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	JPY 180,000	3M JPY LIBOR+6.5%	2,219	649	2,219	Guarantee
Atlantis	Private Investors	Umami	USD 2,750	6% for first 30 days, 9% for remainder of term	—	—	2,750	9.0 million of Umami shares held by Atlantis
Atlantis	Private Investors	Umami	USD 3,500	4.5%	—	—	3,500	10.0 million of Umami shares held by Atlantis
Aurora	Private Investors	Umami	USD 500	Nil	—	—	500,000	1.0 million of Umami shares held by Aurora
Atlantis	Private investors	Umami	USD 2,000	Nil	2,000	—	2,000	6.0 million of Umami shares held by Atlantis

* Interest rate as of June 30, 2011 or latest practicable date prior to repayment, if paid in full prior to June 30, 2011.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

3.	Exhibits:

The exhibits listed in the exhibit index of the Original Filing, the First Amendment, the Second Amendment and the exhibits listed in the exhibit index of this Amendment No. 3 to the Annual Report on Form 10-K/A are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 3 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2012.

UMAMI SUSTAINABLE SEAFOOD INC.

By:	/s/ Oli Valur Steindorsson
Oli Valur Steindorsson
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Amendment No. 3 to the Annual Report on Form 10-K/A (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.7*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2012.

31.8*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 13, 2012.

* Filed herewith.

