Form 10-Q
period 2012-09-30
Umami Sustainable Seafood Inc.
filed 2012-11-15
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
  _______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52401

  UMAMI SUSTAINABLE SEAFOOD INC.
(Exact name of registrant as specified in its charter)
_______________________________

Nevada	98-06360182
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1230 Columbia St. Suite 440 San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (619) 544-9177
 _______________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock outstanding as of November 9, 2012 was 59,515,543.

PART I. FINANCIAL INFORMATION
Item 1.  Unaudited Interim Consolidated Financial Statements
UMAMI SUSTAINABLE SEAFOOD INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$5,591	$10,827
Accounts receivable, trade, net	1,073	114
Accounts receivable, related party	17,837	17,261
Inventories	62,412	44,753
Refundable value added tax	4,586	1,821
Prepaid expenses and other current assets	3,024	3,792
Total current assets	94,523	78,568
Property and equipment, net	24,391	16,975
Farming concessions	11,155	11,114
Goodwill	529	504
Deferred financing costs	381	505
Prepaid tuna quota and other assets	3,649	2,102
Total assets	$134,628	$109,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$48,524	$27,528
Accounts payable, trade	5,806	5,336
Accrued liabilities	4,226	2,388
Income taxes payable	2,561	3,071
Deferred income taxes	7,833	7,447
Total current liabilities	68,950	45,770
Long term debt	20,690	14,732
Derivative stock warrants	4,043	1,739
Deferred income taxes	1,459	1,459
Other long-term liabilities	39	40
Total liabilities	95,181	63,740
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock $0.001 par value, 100,000 shares authorized,
59,515 and 59,512 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	60	60
Additional paid-in capital	25,546	24,990
Retained earnings	15,119	23,346
Accumulated other comprehensive income	2,734	1,256
Total Umami Sustainable Seafood Inc. stockholders’ equity	43,459	49,652
Noncontrolling interests:
Lubin	(3,990)	(3,634)
Marpesca	(22)	10
Total non-controlling interests	(4,012)	(3,624)
Total equity	39,447	46,028
Total liabilities and stockholders’ equity	$134,628	$109,768

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenue	$1,435	$15,969
Cost of goods sold	(1,216)	(9,604)
Gross profit	219	6,365

Selling, general and administrative expenses	(4,530)	(3,461)
Research and development expenses	(70)	(35)
Other operating income, net	97	67
Operating income (loss)	(4,284)	2,936

Gain (loss) from foreign currency transactions and remeasurements	(404)	564
Loss on derivative stock warrants	(2,304)	(452)
Loss on disposal of assets	(39)	—
Interest expense, net	(1,778)	(3,248)
Loss before provision for income taxes	(8,809)	(200)
Income tax (expense) benefit	384	(810)
Net loss	(8,425)	(1,010)
Add net losses (subtract net gains) attributable to the non-controlling interests:
Lubin	166	256
Marpesca	32	26
KTT	—	1
Net loss attributable to Umami Sustainable Seafood Inc. stockholders	$(8,227)	$(727)

Basic and diluted net loss per share attributable to Umami Sustainable Seafood Inc. stockholders	$(0.14)	$(0.01)
Weighted-average shares outstanding, basic and diluted	59,515	59,512

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Umami Sustainable Seafood Inc. Stockholders' Equity	Non-Controlling Interests		Total Equity
	Shares	Amount					Lubin	Marpesca
Equity June 30, 2012	59,512	$60	$24,990	$23,346	$1,256	$49,652	$(3,634)	$10	$46,028
Stock-based compensation expense	—	—	556	—	—	556	—	—	556
Common stock issued upon exercise of warrants	3	—	—	—	—	—	—	—	—
Comprehensive income (loss):
Net income (loss)	—	—	—	(8,227)	—	(8,227)	(166)	(32)	(8,425)
Translation adjustments	—	—	—	—	1,478	1,478	(190)	—	1,288
Total comprehensive income (loss)	—	—	—	—	—	(6,749)	(356)	(32)	(7,137)
Equity September 30, 2012	59,515	$60	$25,546	$15,119	$2,734	$43,459	$(3,990)	$(22)	$39,447

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Net loss	$(8,425)	$(1,010)
Unrealized foreign currency translation gain (loss)	1,478	(1,360)
Comprehensive loss	(6,947)	(2,370)
Comprehensive income (loss) attributable to non-controlling interests	(190)	202
Total comprehensive loss attributable to Umami shareholders	$(7,137)	$(2,168)

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(8,425)	$(1,010)
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	359	403
Stock-based compensation	556	25
Loss on stock warrants	2,304	452
Amortization of deferred finance costs, debt discount and warrants included in interest expense	583	2,318
Loss on disposal of property and equipment	39	—
Foreign currency charges on foreign-denominated debt	199	361
Changes in assets and liabilities net of effects of business combination:
Accounts receivable, trade	(932)	(4,369)
Accounts receivable, related parties, net	231	1,474
Inventories	(15,535)	(6,146)
Refunded value added tax	(2,568)	181
Prepaid expenses and other assets	59	(869)
Accounts payable, trade and accrued liabilities	1,828	(2,830)
Income taxes payable	(658)	510
Accounts payable to related parties	—	(48)
Other long-term liabilities	(1)	—
Net cash used in operating activities	(21,961)	(9,548)
Investing activities
Purchases of property and equipment	(1,956)	(482)
Proceeds from sale of property and equipment	24	—
Option payment for contingent acquisition	(500)	—
Net cash used in investing activities	(2,432)	(482)
Financing activities
Bank financing	—	11,501
Bank repayments	(190)	(3,885)
Borrowings from unrelated parties	19,370	11,863
Repayments of borrowings from unrelated parties	—	(3,125)
Borrowings from related parties	—	1,315
Repayment of borrowings from related parties	—	(1,768)
Capital leases	(1)	(2)
Debt issuance costs paid	—	(452)
Net cash provided by financing activities	19,179	15,447
Subtotal	(5,214)	5,417
Effects of exchange rate changes on the balances of cash held in foreign currencies	(22)	(745)
Cash and cash equivalents at beginning of period	10,827	1,096
Cash and cash equivalents at end of period	$5,591	$5,768

Supplemental cash flow information
Cash paid during the year for:
Interest	$992	$141
Income taxes	281	649
Non-cash activities:
Assumption of debt in acquisition of fixed assets	$5,566	$—

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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

2.    Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of Umami and its wholly-owned subsidiaries and its controlling variable interest entities have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, they should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on October 12, 2012, as amended.

The interim consolidated financial statements at September 30, 2012 and for the three months ended September 30, 2012 are unaudited. In the opinion of management, all adjustments and disclosures considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods have been included. These adjustments are of a normal recurring nature. However, the reported results for the interim period ended September 30, 2012 are not indicative of the results that may be expected for the fiscal year ending June 30, 2013. The June 30, 2012 year-end balance sheet data was derived from the audited financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company's Annual Report on Form 10-K filed with the SEC on October 12, 2012.

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

Reclassification
Certain items in the prior period, namely a misclassification of $1.5 million between net revenue and cost of goods sold for the three months ended September 30, 2011, have been reclassified to conform with the September 30, 2012 presentation, with no effects on previously reported equity or net income (loss) attributable to Umami stockholders. During the quarter ended December 31, 2011, the Company determined that net revenue for the three months ended September 30, 2011 had been improperly presented due to a misclassification of $1.5 million of costs of goods sold, thereby understating both revenue and costs of goods sold for the three months ended September 30, 2011 by $1.5 million. This reclassification had no impact on overall gross profit, operating income, net loss or earnings per share for the three months ended September 30, 2011. In addition, this reclassification had no balance sheet or statement of cash flows impact for the three months ended September 30, 2011.

Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management exercises significant judgment in estimating the weight of the biomass of tuna inventories, the fair value of derivative stock warrant liabilities and stock based compensation, recoverability of long-lived assets, purchase accounting and utilization of deferred tax assets. Actual results may differ from those estimates.

Basis of Consolidation
The Company's consolidated financial statements include the operations of Umami Sustainable Seafood Inc. and its wholly-owned subsidiaries for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Based upon the criteria set forth in ASC 810, the Company has determined that it is the primary beneficiary in two VIEs, Lubin in Croatia and Marpesca S.A. de C.V. ("Marpesca") in Mexico (of which Kali Tuna and Baja are the primary beneficiaries respectively), as the Company absorbs significant economics of the entities, has the power to direct the activities that are considered most significant to the entities, and provides financing to the entities. In addition, the entities do not have the total equity investment at risk sufficient to permit them to finance their activities without the Company's support. As such, the VIEs have been consolidated within the Company’s interim consolidated financial statements.

Prior to October 31, 2010, Kali Tuna operated a joint venture (the "BTH Joint Venture"). Under the terms of the BTH Joint Venture, Bluefin Tuna was acquired, farmed and sold at our Croatian site. Initially, the BTH Joint Venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. ("KTT"), a Croatian-based company owned 50% by Kali Tuna and 50% by Bluefin Tuna Hellas A.E. ("BTH," an unrelated third party). In January 2008, all activities of the BTH Joint Venture were assumed by Kali Tuna. In October 2010, the BTH Joint Venture was terminated, at which time the BTH Joint Venture's remaining assets, consisting primarily of Bluefin Tuna biomass located at the Company's Croatian farming sites were purchased by Kali Tuna at the fair market value of $1.6 million. BTH had no operations subsequent to September 30, 2010. On May 23, 2012, the shares in KTT owned by BTH were transferred to Kali Tuna, whereby KTT became the wholly-owned subsidiary of Kali Tuna. Therefore, at June 30, 2012, KTT was no longer considered a VIE and was accounted for as a wholly-owned subsidiary of Kali Tuna.

Recently Adopted Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards." This update amended ASC 820, "Fair Value Measurement" to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. This standard is effective for interim and annual periods beginning after December 15, 2011 and is applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company's interim consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." This ASU amended ASC 220, "Comprehensive Income" to eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2011 and is to be applied retrospectively. However, the FASB has indefinitely deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income with the issuance of ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income." Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The adoption of this ASU has resulted in the addition of the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 and 2011 as a separate statement immediately following the Consolidated Statements of Stockholders' Equity for the three months ended September 30, 2012 and year ended June 30, 2012 in the Company's interim consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment." This ASU amended ASC 350, "Intangibles — Goodwill and Other." ASU No. 2011-08 is intended to simplify goodwill impairment testing by permitting entities an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value before performing the two-step goodwill impairment test that exists currently. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's interim consolidated financial statements.

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

In June 2009, the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with U.S. GAAP. Rules and interpretive releases of the SEC issued under authority of federal securities laws are also sources of U.S. GAAP for SEC registrants. Existing U.S. GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the Company's financial statements. The ASC does change the way the guidance is organized and presented. Modifications to the ASC are accomplished by the issuance of ASU’s. The Company has evaluated ASU’s through No. 2012-04. None of the updates for the period have applicability to the Company or their effect on the financial statements would not have been significant.

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

The following table presents the calculation of the loss per share (in thousands, except per share data):

	Three Months Ended September 30,
	2012	2011
Numerator: Net loss attributable to Umami shareholders	$(8,227)	$(727)
Denominator: Weighted average shares outstanding (basic and diluted)	59,515	59,512
Net loss per share (basic and diluted)	$(0.14)	$(0.01)

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

Value Added Tax (VAT or IVA)
Revenue is presented net of value added taxes collected. In Croatia ("VAT") and Mexico ("IVA", "Impuesto al Valor Agregado", or "VAT in Mexico"), is not charged on exports, and in Mexico, Bluefin Tuna is classified as a food which is IVA exempt. In both countries, the Company can claim back VAT or IVA paid on its business purchases. At September 30, 2012 and June 30, 2012, the VAT rate for Croatia was 25%, and the IVA rate for Mexico was 16%. The amount receivable from the Mexican and Croatian Tax authorities is recorded in the Company's balance sheet as "Refundable value added tax."

Cost of Goods Sold
Cost of goods sold includes costs associated with the initial catching or purchasing of tuna and costs associated with towing fish to the Company's farming operations, as well as farming costs, tuna shipping and handling costs and insurance costs related to the Company's Bluefin Tuna inventories. The Company's farming costs include feed costs, which are the largest component of growing costs, as well as other costs of farming such as employee compensation, benefits, and other employee-related costs for its farming personnel and direct costs incurred in the farming operation. Finally, cost of goods sold in fiscal 2012 also reflects fair value adjustments representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. Changes in cost of goods sold do not necessarily correlate with revenue changes, as certain fishing and farming costs are relatively fixed. Costs of goods sold may be materially impacted by changes over which the Company has limited or no control, particularly feed costs.

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

Financial Assets and Liabilities
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of September 30, 2012 and June 30, 2012, the Company had certain liabilities, derivative stock warrants, that are required to be measured at fair value on a recurring basis. The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities all approximate their fair value due to their short-term nature. In addition, the Company believes the fair value of their short- and long-term borrowings approximate their carrying values based on change in control provisions in their debt agreements.

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

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated balance sheets as of September 30, 2012 and June 30, 2012. The Company does not hold any financial instruments for trading purposes.

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

			Fair Value Measurements as of or at a Reporting Date Using:
	Liabilities	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2012	Derivative stock warrants	$4,043	$—	$—	$4,043	$4,043

June 30, 2012	Derivative stock warrants	$1,739	$—	$—	$1,739	$1,739

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended September 30, 2012 or the year ended June 30, 2012.

The following table presents the qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at September 30, 2012 and June 30, 2012:

	Fair Value as of			Range (Weighted Average)
	September 30, 2012	Valuation Technique	Unobservable Inputs
Derivative stock warrants	$4,043	Binomial pricing model	Expected volatility	17% - 56% (28%)
			Exercise price for settlement warrants	$0.01 - $1.65 ($1.29)

	Fair Value as of			Range (Weighted Average)
	June 30, 2012	Valuation Technique	Unobservable Inputs
Derivative stock warrants	1,739	Binomial pricing model	Expected volatility	17% - 60% (32%)
			Exercise price for settlement warrants	$0.01 - $1.65 ($1.29)

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

Farming Concessions and Fishing Quotas
Farming concessions and fishing quotas are recorded at the acquisition cost or fair value as assessed at the date of acquisition. The concessions and quotas are determined to be indefinite lived assets which the Company evaluates for impairment annually or more frequently based on facts and circumstances.

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

The total allowance for doubtful accounts related to non-related party receivables was nil on September 30, 2012 and June 30, 2012. See discussion regarding related party receivables at Note 11 to the consolidated financial statements.

Cash and Cash Equivalents
The Company considers all highly liquid cash investments that mature in three months or less when purchased, to be cash equivalents. The Company's bank deposits are generally not covered by deposit insurance.

Accounting for Employee Equity Awards
The Company accounts for its share-based employee equity awards by expensing the estimated fair value of share-based awards over the requisite service and/or performance period, which is the vesting period. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, risk free interest rate, award forfeiture rate and dividend rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model and the assumptions shown in Note 10. The expected term of awards granted is estimated based on the simplified method as documented in Staff Accounting Bulletin ("SAB") 107 and SAB 110 for companies that do not have sufficient data to provide for a reasonable basis for the expected term. Since the Company has limited prior trading history, stock price volatility is estimated based on the historical volatility of similar companies in the same industry as the Company. The risk-free interest rate is estimated based upon rates for U.S. Treasury securities with maturities equal to the expected term of the options. The forfeiture rate was estimated to be zero as options have only been granted to six individuals who are members of the Company's management and Board of Directors and because of their position with the Company are not anticipated to leave prior to the option maturities, and because the Company has no history of forfeitures.

The Company does not presently expect to pay dividends. Stock-based compensation cost of restricted stock units ("RSUs") is measured by the market value of the Company's common stock on the date of grant.

Derivative Stock Warrants
Warrants to purchase approximately 4.4 million shares of the Company's common stock are currently accounted for as liabilities as of September 30, 2012 due to specific features within the warrant agreements. See Note 10 to the consolidated financial statements for further discussion.

3.    Significant Concentrations

Revenue concentration for sales of Bluefin Tuna to the Company's major customers (including related parties) for the three months ended September 30, 2012 and 2011 were as follows (as a percentage of total net revenue):

	Three Months Ended September 30,
	2012	2011
Atlantis Group and Subsidiaries (Related Party)	1.0%	1.3%
Sirius Ocean Inc.	21.0	7.4
Daito Gyorui Co., Ltd	—	62.2
Kyokuyo Co., LTD	19.7	7.5
Global Seafoods Co., LTD	27.5	19.7

During the three months ended September 30, 2012, 68.2% of the Company's net revenue was generated by sales to Japanese customers, compared to 96.8% in the three months ended September 30, 2011. During the three months ended September 30, 2012, the sources of the Company's net revenues were 13% from Croatia and 87% from Mexico. In the three months ended September 30, 2011, almost all of the Company's net revenues were from Mexico. At September 30, 2012, approximately 52% of the Company's long-term assets were located in Mexico, 46% were located in Croatia and 2% were located in the United States.

In addition, while the Company's functional currency is the U.S. dollar, a majority of its business is presently conducted in currencies other than the U.S. dollar and may be exposed to financial market risk resulting from fluctuations in foreign currency exchange rates. Historically, the Company has generated substantially all of its revenue in Japanese Yen and incurred a significant amount of its expenses in HRK, Euros and MXN. The Company's results of operations are therefore subject to both currency transaction risk and currency translation risk.

4.    Inventories

Inventories were comprised as follows as of September 30, 2012 and June 30, 2012 (in thousands):

	September 30, 2012	June 30, 2012
Live stock inventories:
under 30 kg.	$23,113	$9,792
30-60 kg.	18,182	18,041
61-90 kg.	12,696	5,439
91+ kg.	3,441	1,834
	57,432	35,106
Inventory in transit (fishing season in progress)	—	5,561
Fish feed and supplies	4,980	4,086
Total inventories	$62,412	$44,753

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

5.    Other Current Assets

Other current assets were comprised as follows as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Prepaid fishing expenses	$1,168	$1,100
Other receivables and deposits	768	148
Prepaid quota and other expenses	985	2,197
Prepaid insurance	103	347
	$3,024	$3,792

6.    Property and Equipment

Property and equipment were as follows as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Cost:
Land	$442	$420
Buildings	2,641	2,507
Vessels	21,781	15,389
Machinery and equipment	11,528	10,335
Fixtures and office equipment	398	384
Construction in progress	2,112	1,196
	38,902	30,231
Less accumulated depreciation:
Buildings	1,227	1,138
Vessels	6,453	5,853
Machinery and equipment	6,613	6,072
Fixtures and office equipment	218	193
	14,511	13,256
Property and equipment, net	$24,391	$16,975

Property and equipment is depreciated over the estimated useful lives of the related assets, using the straight line method.  The useful life will depend upon the asset and its use estimated as follows:

Asset	Estimated Useful Lives
Vessels	10 - 20 years
Farm Equipment	2 - 6 years
Machinery	4 - 10 years
Fixtures and office equipment	2 - 10 years

Depreciation expense for each of the three months ended September 30, 2012 and 2011 was $0.4 million.

7.    Acquisitions

Croatian Operation
In June 2011, the Company completed an acquisition from Drvenik Tuna d.o.o. (which included Bepina Komerc d.o.o., an inactive Croatian entity) of a farming concession, along with live Bluefin Tuna, cages and supplies in Croatia. The Company paid a total of $5.3 million for the assets. The Company finalized the fair value of the assets acquired and liabilities assumed as of June 30, 2012, which resulted in a reclassification of $0.3 million between the estimated fair value of the acquired goodwill and farming concessions. The purchase price was allocated as follows: $2.9 million to biomass inventory, $1.0 million to farming concessions, $0.8 million to property and equipment and $0.6 million to goodwill. The acquisition will enable the Company to expand its operations in Croatia by approximately 1,500 metric tons. The changes in the carrying amount of the goodwill for the year ended June 30, 2012 was as follows:

Balance, June 30, 2011	$585
Foreign currency translation adjustments	(81)
Balance, June 30, 2012	$504

8.    Borrowings

The Company's borrowings were comprised as follows as of September 30, 2012 and June 30, 2012 (monetary units in thousands):

	Borrowing Party	Facility	Interest Rate	Effective rate at September 30, 2012	September 30, 2012	June 30, 2012
Non-related party borrowings:
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	4.4% floating *	5.74%	$5,070	$4,826
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	4.4% floating *	5.65%	5,202	4,952
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 80,000	40% at HBOR 2.8% + 60% at 3%+floating T-Bill	4.63%	13,872	13,205
Erste&Steiermaerkische bank d.d.	Lubin	EUR 550	3M EURIBOR+5%	5.63%	601	603
Privredna banka Zagreb d.d.	Kali Tuna	EUR 2,505	3M EURIBOR+4.75%	5.08%	2,471	2,371
Erste&Steiermaerkische bank d.d.	Lubin	EUR 1,778	2%	2.32%	2,225	—
Erste&Steiermaerkische bank d.d.	Lubin	EUR 814	4%	4.42%	1,019	—
Croatian Bank for Reconstruction and Development	Lubin	EUR 1,779	2%	2.17%	2,254	—
Croatian Bank for Reconstruction and Development	Lubin	EUR 813	4%	4.38%	1,030	—
Bancomer	Baja	MXN 46,878	TIEE + 5.0%	9.77%	3,760	3,487
Amerra Capital Management, LLC	Umami	USD 35,000	9%+1YR LIBOR + 11.75% 1YR LIBOR	10.88%	33,000	13,315
Total obligations under capital leases					13	14
Less: Debt Discount					(1,303)	(513)
Total borrowings					$69,214	$42,260

Classification of borrowings:
Short-term borrowings					$48,524	$27,528
Long-term debt					20,690	14,732
Total borrowings					$69,214	$42,260

*At discretion of bank

Material Credit Agreements - Croatian Operations:
The Company's Croatian operations are funded with local bank debt that is secured by most of the Bluefin Tuna inventory, fixed assets and concessions of its Croatian operations. Most of the loans require pre-approval for any funds to be distributed outside of the Croatian operations. At September 30, 2012, Kali Tuna had $33.0 million in bank debt, of which $12.3 million was current and $20.7 million was long-term. At September 30, 2012, the Company had $1.5 million of cash on hand available for use by its Croatian operations. The following is a description of the material indebtedness owed by the Company's Croatian operations:

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

On June 8, 2011, Kali Tuna entered into an additional syndicated credit agreement with Erste & Steiermaerkische and the Croatian Bank for Reconstruction and Development ("HBOR"). The agreement provides for a secured credit facility consisting of a credit line of HRK 80.0 million, which was fully drawn at December 31, 2012, with 40.0% of the credit line (funds of HBOR) accruing interest at a variable rate of 2.8% and the remaining 60.0% at a variable rate equal to the rate accruing on Croatian National Bank bills with maturity of 91 days, plus 3.0%. The facility matures on December 31, 2014 and is repayable in one installment. The interest is payable quarterly. Funds advanced are to be used for working capital needs for the operation of the farming sites of Kali Tuna in Croatia or for the purchase of Bluefin Tuna, and require that matching funds (at least 45%) be provided by the Company. As of September 30, 2012, Kali Tuna has drawn all funds available under the line. The line is secured by live Bluefin Tuna owned by Kali Tuna in Croatia, as well as other security instruments, including guaranties issued by Lubin, Atlantis and Umami.

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

In August 2012, Lubin entered into an agreement with Conex Trade d.o.o. ("Conex") to purchase bluefin tuna quota and two fishing vessels in exchange for a EUR 1.5 million payment in cash and assumption of Conex's four loans with Erste & Steiermaerkische bank and the Croatian Bank for Reconstruction and Development ("HBOR") totaling EUR 5.2 million ($6.4 million translated at the prevailing rate on the date of the agreement). The two loans with Erste & Steiermaerkische mature in June 2020 and the two loans with HBOR mature in June 2025. The loans are payable in quarterly installments beginning September 30, 2012. Interest accrues monthly at a rate of 2.0% per annum on two of the loans and 4.0% per annum on the other two loans, and is payable quarterly. Because the terms of the loans were more advantageous than the Company would have been able to obtain for a similar credit facility in the open market, the fair value of the loans was determined to be EUR 4.6 million ($5.6 million translated at the prevailing rate on the date of the agreement), and a discount of EUR 0.6 million ($0.8 million translated at the prevailing rate on the date of the agreement) was recorded. The loans are secured by the acquired fishing vessels and other security instruments.

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

On October 26, 2012, Kali Tuna entered into a revolving loan agreement with Privredna banka Zagreb d.d. for EUR 1.3 million that matures on October 15, 2013. Interest accrues monthly at a variable rate of one-month EURIBOR plus 4.75%, payable quarterly. The loan is secured by live Bluefin Tuna owned by Kali Tuna in Croatia, as well as other security instruments.

Material Credit Agreements - Mexican Operations:
On February 22, 2012, Baja entered into a revolver facility with BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer ("Bancomer") for MXN 46.9 million that accrues interest payable at an annual rate of the 28-day period TIIE and is unsecured. This facility matures on February 22, 2013. At September 30, 2012, Baja has drawn all funds available under the facility. Under this facility Baja is not subject to restrictive covenants other than customary affirmative covenants such as the periodic delivery of financial statements and compliance with applicable Mexican environmental laws and regulations. This facility does not restrict the ability of Baja to pay dividends.

Private Investor Loans - Baja and Umami
On August 26, 2011, Umami, together with Baja, entered into a credit agreement with AMERRA Agri Fund, L.P., AMERRA Agri Opportunity Fund, L.P., JP Morgan Chase Retirement Plan (the “Lending Parties”) and AMERRA Capital Management, LLC (as administrative agent). The agreement was amended in February 2012, April 2012, June 2012, August 2012 and October 2012 (the agreement, as amended, is referred to as the “AMERRA Agreement”).

The AMERRA Agreement provides for a secured credit facility consisting of loans in an aggregate principal amount of up to $30.0 million (increased to $35.0 million in August 2012, including a $5.0 million term loan facility, and increased again in October 2012 to $39.0 million, including a $9.0 million term loan facility), with a variable interest rate of one-year LIBOR plus 9.0% for a portion of the loans and LIBOR plus 11.75% for a portion of the loans. At September 30, 2012, $2.0 million in additional funds were available under the line. Additional funds can also be available based on growth of the biomass in Baja.

Funds advanced are to be used solely to refinance certain of the Company's indebtedness, to finance the working capital needs of Baja and to pay expenses incurred in connection with the credit facility. The loans were funded in multiple tranches. The first tranche of $5.2 million was received on September 7, 2011 in the amount of $5.1 million, of which $3.1 million was used to repay a secured note with a maturity date of March 31, 2012, plus accrued interest and to pay placement agent costs totaling $0.1 million, with the remainder being used as general working capital for growth and reinforcement of infrastructure at the Company's facility in Mexico. The second tranche of $1.1 million was received on September 15, 2011. In January 2012, the Company repaid $0.3 million of the initial funds. The third tranche of $4.0 million was received on April 16, 2012 in the amount of $3.9 million. In addition, the fourth tranche of $0.4 million was received on May 24, 2012, the fifth tranche of $0.5 million was received on June 8, 2012, and the sixth tranche of $2.0 million was received on June 26, 2012. Six additional tranches totaling $20.1 million with net proceeds of $19.4 million were received in July through September 2012, including $5.0 million received as a term loan with net proceeds of $4.8 million under the credit agreement. Two additional tranches totaling $6.0 million with net proceeds of $5.9 million were received in October 2012, including $4.0 million received under the term loan with net proceeds of $3.9 million under the credit agreement.

The notes are secured by (1) substantially all of the Umami's assets, including the shares it holds in Baja and Oceanic and (2) pledges of the common stock of Marpesca made by Baja. Moreover, each of Atlantis, Aurora, Oceanic and Mr. Steindorsson have guaranteed prompt and complete performance of Umami's obligations under the AMERRA Agreement and related contracts.

In August 2011, the Company also issued five-year warrants to the Lending Parties to purchase 500,000 shares of its common stock at an initial exercise price of $1.50. In connection with the AMERRA Agreement, the Company granted the Lending Parties demand and piggyback registration rights and agreed to indemnify them and AMERRA against certain expenses related to the transaction and controversies arising thereunder or in connection with their registration rights, should they occur. The warrants are subject to anti-dilution protection should their then-applicable exercise price be greater than the price or exercise price of certain subsequently issued common stock or securities (including additional warrants), among other circumstances. The Company accounted for these warrants as a liability at September 30, 2012.

The Company and its subsidiaries are subject to a number of restrictions under the AMERRA Agreement that affect their ability to incur indebtedness, transfer assets, issue dividends and make investments, among other activities. For instance, subject to certain exceptions, the Company and its subsidiaries: (1) may not incur or permit to exist any indebtedness, unless the indebtedness: (a) is pre-existing or is a like-amount renewal of pre-existing debt, (b) is used to finance the acquisition and maintenance of capital assets and does not exceed $0.5 million, (c) is related to trade letters of credit, (d) is certain subordinated debt, (e) is incurred to harvest or increase our biomass, (f) is assumed pursuant to a permitted acquisition, (g) is secured and does not exceed $5.0 million outstanding at any time, or (h) qualifies under another limited exemption; (2) may not create, incur or permit any lien on our existing or subsequently acquired property, or assign or sell any rights (including accounts receivable) in respect of any thereof; (3) may not, without prior approval from certain of the Lending Parties, undergo a fundamental corporate change or dispose of substantially all of the Company's or any of its subsidiaries' assets or the stock in its subsidiaries; (4) may not engage in any business other than the type conducted when the Company entered into the agreement or a business reasonably related to that type; (5) may not hold or acquire any securities (including pursuant to a merger) of, make any loan to or guarantee for, or permit to exist an interest in any assets of, another person or entity, or acquire the assets of another person or entity constituting a business unit, except in the case of (a) short-term U.S. Treasuries, certain highly-rated commercial paper or money market funds, and certain other similar securities, (b) an investment in the capital stock of an existing subsidiary, (c) mergers or other combinations in which the Company or its subsidiary is the survivor and the acquired company operates in a complementary line of business, subject to the approval of AMERRA or (d) other investments or transactions otherwise permitted under the agreement; (6) may not make certain restricted payments, including, in the case of the Company but not its subsidiaries, cash or other non-stock dividends; (7) may not sell to, purchase from, or otherwise engage in any transactions with any affiliates not in the ordinary course and on arm's-length terms, unless the transaction only involves the Company and its subsidiaries or is otherwise permitted under the agreement; (8) may not enter or permit to exist any arrangement that restricts (a) the Company and its subsidiaries' ability to create liens against property or assets or (b) the Company's subsidiaries' ability to pay dividends, repay loans to, or guarantee the indebtedness of, the Company or other of its subsidiaries, subject to certain exceptions. The Company is also subject to certain financial ratio requirements and both Umami and Baja must maintain minimum amounts of working capital.

The amounts due under the facility at September 30, 2012 are due no later than December 31, 2012, except for the $9.0 million term loan drawn down under the amendments to the credit agreement in August 2012 and October 2012, which is due to March 31, 2013. In addition, in the event the Bluefin Tuna biomass at the farm had not increased, from growth or the fishing season, to meet certain agreed upon levels by certain dates up to $5.0 million would have been due August 31, 2012, an additional $5.0 million would have been due September 30, 2012, with the remaining payable on December 31, 2012. As our biomass increased resulting from our fishing season and growth, we were not required to make the $5.0 million payments due on August 31, 2012 and September 30, 2012.

See Note 11 for the borrowings from related parties.

Deferred financing costs of $0.1 million and $0.5 million were incurred in the three months ended September 30, 2012 and 2011, respectively. Deferred financing costs of $0.2 million and $0.5 million were amortized in the three months ended September 30, 2012 and 2011, respectively.

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

Based upon the criteria set forth in ASC 810, the Company has determined that it is the primary beneficiary in two VIEs, Lubin and Marpesca, as the Company absorbs significant economics of the entities and has the power to direct the activities that are considered most significant to the entities. As such, the VIEs have been consolidated within the Company’s consolidated financial statements. The Company was also the primary beneficiary in an additional VIE, KTT, prior to May 23, 2012 as discussed below.

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

Kali Tuna Trgovina d.o.o.
Prior to October 31, 2010, Kali Tuna operated the BTH Joint Venture. Under the terms of the BTH Joint Venture, Bluefin Tuna was acquired, farmed and sold at our Croatian site. Initially, the BTH Joint Venture was operated through a separate entity, KTT, a Croatian-based company owned 50% by Kali Tuna and 50% by BTH, an unrelated third party). In January 2008, all activities of the BTH Joint Venture were assumed by Kali Tuna. In October 2010, the BTH Joint Venture was terminated, at which time the BTH Joint Venture's remaining assets, consisting primarily of Bluefin Tuna biomass located at our Croatian farming sites, were purchased by Kali Tuna at the fair market value of $1.6 million. BTH had no operations or results subsequent to September 30, 2010. On May 23, 2012, the shares in KTT owned by BTH were transferred to Kali Tuna, whereby KTT became the wholly-owned subsidiary of Kali Tuna. Therefore, as of June 30, 2012, KTT was no longer considered a VIE and was accounted for as a wholly-owned subsidiary of Kali Tuna. KTT had a net loss of $1,000 for the three months ended September 30, 2011. KTT had no results subsequent to March 31, 2012.

The Company has determined that Kali Tuna and its affiliates provided the majority of financial support to Lubin through various sources including the purchase and sale of inventory, rental income and unsecured loans. In addition, as of September 30, 2012, Kali Tuna was a guarantor for repayment of Lubin's note payable to Erste & Steiermaerkische in the amount of EUR 0.6 million ($0.6 million).

Financial support provided by Kali Tuna and its affiliates to Lubin as of and during the three months ended September 30, 2012 and 2011 is as follows:

	Lubin
	Three Months Ended September 30,
	2012	2011
Rental income and sale of inventory	$591	$642

	September 30, 2012	June 30, 2012
Unsecured loans	$10,010	$7,792

Selected information from Lubin's balance sheet as of September 30, 2012 and June 30, 2012, and the results of its operations for the three months ended September 30, 2012 and 2011 were as follows:

	September 30, 2012	June 30, 2012
Total assets	$14,601	$5,307
Total liabilities	18,435	8,793
Stockholders' equity (deficit)	(3,834)	(3,486)

	Three Months Ended September 30,
	2012	2011
Net revenue	$591	$642
Net loss	(166)	(313)

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

The Company has determined that Baja has provided the majority of the financial support to Marpesca through various sources including the purchase and sale of inventory. Selected information from Marpesca's balance sheet as of September 30, 2012 and June 30, 2012, and the results of its operations for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012	2011
Net revenue	$176	$635
Net income (loss)	(171)	6

	September 30, 2012	June 30, 2012
Total assets	$568	$529
Total liabilities	1,089	879
Stockholders’ deficit	(521)	(350)

A portion of the operating cost for the non-controlling interest of Lubin and Marpesca is inventoried by Kali Tuna and Baja, respectively, to reflect the actual operating costs of Lubin's and Marpesca's bait operations. The Company expects that the stockholders' deficit at Lubin and Marpesca will be absorbed by Umami shareholders in the future.

10.    Equity Awards and Warrants

Stock Options
Stock options entitle the holder to purchase, at the end of a vesting period, a specified number of shares of the Company's common stock at a price per share set at the date of the grant. The Company does not currently have a formal stock option plan, other than the award agreements that evidence the individual equity grants that are not under a plan, including the options and restricted stock unit awards granted to our named executive officers and directors described below.

On June 30, 2010, stock options were granted to two employees to purchase a total of 1,100,000 shares of the Company's common stock at $1.00 per share. Of these options, 183,333 vested immediately, an additional 183,333 shares vested on June 30, 2011, the first anniversary of the grants, and an additional 366,667 shares vested on June 30, 2012, the second anniversary of the grants. An additional 366,667 shares will vest on June 30, 2013, third anniversary date of the grants. The options have a five year contractual term with 2.75 years remaining at September 30, 2012.

On January 4, 2012, stock options were granted to one executive officer to purchase up to 875,000 shares of the Company’s common stock with an exercise price of $1.60 per share, the last quoted price of the Company’s stock on January 4, 2012. Upon the closing of a single firm commitment underwritten public offering of shares of the Company’s common stock in which the gross proceeds to the Company are at least $40.0 million (a “Qualified Equity Offering”), 55% of the options will vest. The remaining 45% of the options will vest equally in six installments every six months, with the first installment vesting on July 4, 2012. In addition, in the event of a Qualified Equity Offering, the officer will receive an option to purchase a number of additional shares of the Company’s common stock such that immediately following the option grant, he will own, assuming full exercise of all option grants held by him, not less than 1.0% of the Company’s fully-diluted capital stock. The options have a five year contractual term with 4.3 years remaining at September 30, 2012.

Canceled Options
On December 6, 2011, January 31, 2012 and March 1, 2012, stock options were granted to the Company's three independent directors to purchase a total of 600,000 shares (200,000 shares each) of its common stock. The options had exercises prices ranging from $1.82 to $2.29 per share. Of these options, 200,000 vested immediately, and an additional 200,000 shares would have vested on each of the second and third anniversary dates of the grants. The options had a five year contractual term. Effective July 4, 2012, the Compensation Committee of the Board of Directors of the Company approved a compensatory arrangement with the Company's three independent directors, which included a total grant of 600,000 RSUs of the Company that will be payable, upon vesting, on a one-for-one basis in shares of the Company’s common stock. Under the compensatory arrangement, the directors' outstanding options to purchase a total of 600,000 shares each of the Company’s common stock, which were granted on December 6, 2011, January 31, 2012 and March 1, 2012, were canceled and replaced with these RSUs.

The fair value of each option awarded was estimated on the grant date using a Black-Scholes valuation model and the following assumptions:

	January 4, 2012 Grant	June 30, 2010 Grants
Exercise price	$1.60	$1.00
Fair value of common stock	$1.60	$0.96
Expected dividends	—	—
Expected volatility	46%	50%
Risk-free interest rate	0.40%	1.91%
Expected term (in years)	3.4	3.0

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

Stock option activity during the three months ended September 30, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding as of June 30, 2012	2,575,000	$1.45	3.9 years
Options granted	—
Options exercised	—
Options canceled	(600,000)	$2.07	4.5 years
Options forfeited	—
Outstanding as of September 30, 2012	1,975,000	$1.27	3.4 years
Vested and exercisable as of September 30, 2012	798,958	$1.05	2.9 years
Non-vested and expected to vest as of September 30, 2012	1,176,042	$1.41	3.8 years

The intrinsic value of stock options is calculated as the amount by which the fair value of the Company's common stock exceeds the exercise price of the option. At September 30, 2012, the fair value of the Company's common stock exceeded the exercise price for all options granted. As such, the intrinsic value at September 30, 2012 of the Company's options outstanding, vested and exercisable was $0.8 million, and the intrinsic value of options outstanding and expected to vest was $1.6 million. As of September 30, 2012, total unrecognized stock compensation expense related to stock options was $0.2 million, which is expected to be recognized over the remaining vesting period of 0.3 to 2.3 years.

Restricted Stock Units
RSUs generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company's common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company's common stock on the date of grant.

Effective July 1, 2012, the Compensation Committee of the Board of Directors of the Company approved a compensatory arrangement with one executive officer of the Company. The compensatory arrangement includes a grant of 500,000 RSUs of the Company that will be payable, upon vesting, on a one-for-one basis in shares of the Company’s common stock. Under the compensatory arrangement, the executive officer's outstanding option to purchase 875,000 shares of the Company’s common stock, which was granted on January 4, 2012, as well as the officer's new award of RSUs, will vest (and the options will become exercisable) upon the occurrence of certain conditions precedent. The grant date fair value of these RSUs was $0.7 million, which will be recognized over the expected term of the units.

Effective July 4, 2012, the Compensation Committee of the Board of Directors of the Company approved a compensatory arrangement with the Company's three independent directors. The compensatory arrangement includes a total grant of 600,000 RSUs of the Company that will be payable, upon vesting, on a one-for-one basis in shares of the Company’s common stock. Under the compensatory arrangement, the directors' outstanding options to purchase a total of 600,000 shares each of the Company’s common stock, which were granted on December 6, 2011, January 31, 2012 and March 1, 2012, were canceled and replaced with these RSUs. The new award of RSUs will vest upon the occurrence of certain conditions precedent. The grant date fair value of these RSUs was $0.8 million, and the total incremental cost resulting from the modification was $0.9 million, which will be recognized over the expected term of the units. The compensatory arrangement also includes adoption of an amended cash compensation plan for the Company's independent directors effective July 4, 2012. Under the plan, each independent director will receive an annual cash retainer of $40,000 per calendar year, plus $1,000 per board of directors or board committee meeting attended, but not to exceed $5,000 per calendar quarter in meeting fees. In addition, an independent director who serves as lead director or Chairman of the Audit Committee of the Board of Directors of the Company will receive an annual cash retainer of $10,000, and an independent director who serves as Chairman on the Compensation Committee of the Board of Directors of the Company will receive an annual cash retainer of $5,000. The plan is retroactive to the date of each independent directors' election to the Board of Directors.

The following table summarizes RSU activity for unvested awards for the three months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at June 30, 2012	—
Granted	1,100,000	$1.36
Vested	—
Canceled/forfeited/expired	—
Unvested at September 30, 2012	1,100,000	$1.36

As of September 30, 2012, there was $1.1 million of total unrecognized compensation cost related to non-vested RSUs, which the Company expects to recognize over a period of 0.25 to 1.8 years. At September 30, 2012, the aggregate intrinsic value of the RSUs outstanding was $0.8 million.

There was no tax benefit related to the stock based compensation because no options or RSUs have been exercised to date. Stock-based compensation expense recognized as selling, general and administrative expenses in the Consolidated Statements of Operations was $0.6 million and $25,000 for the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, total unrecognized stock compensation expense related to stock options and non-vested RSUs was $1.4 million, which is expected to be recognized over the remaining vesting period of 0.3 to 2.3 years.

Stock Warrants
As of September 30, 2012, the Company had issued warrants to purchase 11.1 million shares of the Company's common stock to various parties in conjunction with debt offerings and private placements, as compensation for services, and in settlement of a dispute. The Company's warrants are accounted for as equity or liabilities based on specific features within the warrant agreements. Stock warrants that embody obligations of the issuer must be classified as liabilities. Examples of an obligation include put options that if exercised would require an entity to repurchase its equity shares by physical settlement or issuing another instrument, contracts that contain terms granting settlement in a variable number of shares, or contracts that require net cash or net share settlement. All other stock warrants generally should be accounted for as equity instruments. As of September 30, 2012, warrants were outstanding as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance at June 30, 2012	11,113	$1.60
Exercised	(30)	$1.80
Balance at September 30, 2012	11,083	$1.60	3.0 years

In the three months ended September 30, 2012, certain third-party warrant holders exercised warrants through cashless exercises. A portion of the warrants exercised were net settled in satisfaction of the exercise price. The exercises are summarized in the following table:

Warrants Exercised	Exercise Price	Net Shares to Warrant Holder	Warrants Net Settled for Exercise
30,000	$1.80	3,477	26,523

Derivative Stock Warrant Liability
The Company accounts for its derivative stock warrants in accordance with the applicable FASB guidance as discussed in Note 2. Under this guidance, derivative stock warrants are accounted for as fair value liabilities and are valued using Level 3 inputs, with changes in fair value included in net income (loss).

The fair value of the liability associated with the Company's derivative stock warrants increased to $4.0 million at September 30, 2012 from $1.7 million at June 30, 2012, which resulted in a $2.3 million loss from the change in fair value of warrants for the three months ended September 30, 2012.

Approximately 4.4 million warrants are currently accounted for as liabilities as of September 30, 2012 due to specific features within the warrant agreements. The following table sets forth a summary of the change in our Level 3 derivative stock warrant liability for the three months ended September 30, 2012:

Balance at June 30, 2012	$1,739
Unrealized (gains) losses in fair value recognized in operating expenses	2,304
Balance at September 30, 2012	$4,043

The Company's derivative stock warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using an binomial pricing model using the following assumptions:

	September 30, 2012	June 30, 2012
Exercise price	$1.00 - $3.00	$1.00 - $3.00
Fair value of common stock	$2.10	$1.38
Expected dividends	—	—
Expected volatility	28%	32%
Risk-free interest rate	0.62%	0.72%
Expected term (in years)	3.0	3.2

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

11.    Related Parties

Related parties are those parties which have influence over the Company, directly or indirectly, either through common ownership or other relationship. In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf, or Atlantis, an Icelandic holding company with its key market in Japan that seeks to produce, market and distribute sustainable seafood, with a focus on aquaculture. Atlantis is the Company's largest stockholder and an affiliate of the Company's Chief Executive Officer. Atlantis or Atlantis Co., Ltd., ("Atlantis Japan"), a wholly-owned subsidiary of Atlantis, served as the Company's exclusive sales agent through the 2011-2012 harvest season (see further discussion at —"Sales Agency Agreement" below). In addition, for the three months ended September 30, 2011, Atlantis Japan and other Atlantis subsidiaries, purchased from the Company, for their own account and not as sales agents, approximately $0.2 million of Bluefin Tuna, representing 1.3% of the Company's total sales for that period. There were no sales to Atlantis Japan in the three months ended September 30, 2012, however there were $14,000 in sales to an Atlantis subsidiary in the three months ended September 30, 2012. The Company's sales contract with Atlantis Japan was terminated effective March 31, 2012. The Company has adopted policies that prohibit any future related party transactions with Atlantis or Atlantis Japan. In addition, subsequent to September 30, 2012, the Company adopted policies that prohibit any future related party transactions with any Atlantis subsidiaries. Except for this sales relationship, Atlantis Japan did not provide any other function to the Company. The Company has also entered into financing transactions with Aurora Investments ehf ("Aurora"), a shareholder of the Company that is indirectly owned by the Company's Chief Executive Officer, who is also a director of Aurora.

Financing Transactions
At June 30, 2011, the Company owed Atlantis and Aurora $4.3 million and $5.3 million in notes payable and accrued interest and fees, respectively. On July 7, 2011, the Company entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million. This amount included funds utilized for the refinance of the $4.0 million of the notes payable due to Atlantis on

June 30, 2011. New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses). Principal amounts drawn under the credit line bore interest at the rate of 1.0% per month based on the average amount outstanding payable monthly, and required payment of a 1.25% fee related to the advances. During the year ended June 30, 2012, the Company borrowed an additional $1.3 million from Atlantis, repaid $2.7 million to Atlantis and Aurora and paid $3.0 million to others on Atlantis' behalf. Also, during the year ended June 30, 2012, the Company issued warrants to acquire 258,948 shares of its common stock at an exercise price of $3.00 in connection with amounts borrowed from Atlantis. The notes and accrued interest totaling $5.4 million were due and payable March 31, 2012. In addition, the Company owed Atlantis Japan $0.9 million in commissions at March 31, 2012. However, on May 15, 2012 the Company reached an agreement with Atlantis whereby Atlantis and Umami agreed to offset all amounts due to Atlantis under the Atlantis Credit facility, including interest, and the amounts due to Atlantis Japan under the Sales Agency agreement effective as of March 31, 2012 (a total of $6.3 million) against amounts due to Kali Tuna and Baja for fish purchased by Atlantis Japan. Additionally, Atlantis and Atlantis Japan agreed to pay the Company for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling HRK 99.7 million or approximately $17.1 million USD on May 15, 2012) and Baja (totaling $1.1 million USD), totaling $18.2 million, representing the amounts that would have been received by Kali Tuna and Baja in their respective functional currencies had the accounts receivable been paid on their respective due dates. On June 27, 2012, the agreement was amended whereby Atlantis and Atlantis Japan agreed to pay Kali Tuna as the secured party for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling JPY 1.3 billion or approximately $16.4 million USD on June 27, 2012).

The net amount due to the Company at September 30, 2012 of $17.8 million shown on the consolidated balance sheet represents the amount due to Kali in Japanese Yen converted into USD at the prevailing exchange rates on September 30, 2012 and the amount due to Baja in USD. The total amount due from Atlantis at September 30, 2012 discussed above ($18.2 million) represents the agreed upon amount due to the Company at the prevailing exchange rates on May 15, 2012 (the date of the agreement with Atlantis discussed above). To provide security for this total amount due to the Company, Atlantis has secured these obligations with 9.0 million of its shares in the Company. As Atlantis did not pay the net amount due by July 31, 2012, the Company has the right to liquidate enough of the 9.0 million shares of collateral to settle the total amount due to Kali Tuna and Baja and return any excess shares to Atlantis. In the event the proceeds from liquidation of all 9.0 million shares is insufficient to settle the total amount due to Kali Tuna and Baja, Atlantis would remain obligated to pay the remaining amount.

During the three months ended September 30, 2011, the Company paid $0.3 million in interest to Atlantis and Aurora. No interest was paid to Atlantis or Aurora in the three months ended September 30, 2012.

Sales of Bluefin Tuna
In the year ended June 30, 2012, Atlantis Japan and other Atlantis subsidiaries purchased a total of $29.4 million of Bluefin Tuna from the Company's operations. Of the total amount purchased, $17.8 million remained outstanding and is past due at September 30, 2012. See further discussion regarding this outstanding amount at "Financing Transactions" above. The Company had sales of $14,000 to an Atlantis subsidiary in the three months ended September 30, 2012.

Sales Agency Agreement
In October 2011, the Company entered into a sales agency agreement with Atlantis Japan, giving Atlantis Japan exclusive rights to sell the Company's Bluefin Tuna in Japan. Under the agreement, the Company paid Atlantis Japan a 2.0% sales commission for all sales it made on the Company's behalf to non-related parties up to 4.0 billion Japanese Yen (approximately $52 million), and 1.0% for all sales above that amount. Commissions under the agreement were payable quarterly. The agreement was retroactive to July 1, 2011 and was terminated effective March 31, 2012. Commission expense for the three months ended September 30, 2011 was $0.3 million. There was no commission expense for the three months ended September 30, 2012.

Other
In fiscal 2012 and prior, the Company reimbursed Atlantis for certain services provided to the Company, as well as out of pocket expenses paid on the Company's behalf. For the three months ended September 30, 2011, $0.2 million was billed for services and reimbursements. No services or reimbursements were billed to the Company by Atlantis in the three months ended September 30, 2012.

From time to time, Atlantis, Aurora and Oli Steindorsson, our Chairman, President and Chief Executive Officer, have provided loan guarantees and other credit support through their banking relationships and Atlantis has pledged its shares in the Company as collateral for certain financing transactions with private party lenders. Since fiscal 2008, Atlantis, Aurora and Mr. Steindorsson have provided guaranties in connection with the Company's debt facilities. In the three months ended September 30, 2012 and the years ended June 30, 2012 and 2011, Atlantis, Aurora and Mr. Steindorsson continued to provide other loan guarantees or other credit support for the Company's benefit.

Related party amounts included in the Company's balance sheet and income statement are as follows:

Balance Sheet	September 30, 2012	June 30, 2012
Trade accounts receivable, related parties, net	$17,837	$17,261

	Three Months Ended September 30,
Income Statement	2012	2011
Sales to Atlantis and subsidiary - included in net revenue	$14	$200
Reimbursement of costs - included in selling, general and administrative expenses	—	157
Commission expense - included in selling, general and administrative expenses	—	310
Interest expense (including amortization of original issue discounts, deferred financing costs and warrants)	—	300

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

The Company recorded income tax benefit of $0.4 million for the three months ended September 30, 2012, compared to income tax expense of $0.8 million for the three months ended September 30, 2011. The tax benefit in the three months ended September 30, 2012 is due to the Company's net operating loss for the period, while the tax expense in the three months ended September 30, 2011 was primarily due to foreign operating profits generated in the quarter. The estimated annual effective tax rate for 2013 of 21% differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax rate differentials and the valuation allowance against our domestic deferred tax assets.

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

Unremitted earnings of Kali Tuna have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable. The Company periodically evaluates its investment strategies for Kali Tuna to determine whether its foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Baja earnings are considered to be repatriated to the United States and the Company, to fund the Company's current operations and debt obligations taken out primarily for the acquisition and operations of Baja. Therefore, income taxes are provided on the excess of the amount of financial reporting basis over tax basis of the investment in Baja for the three months ended September 30, 2012.

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties related to uncertain tax positions at September 30, 2012 or September 30, 2011, and did not recognize interest or penalties in the Statements of Operations during the three months ended September 30, 2012 and 2011.

The tax years 2007 to 2011 remain open to examination by federal and state taxing jurisdictions and the tax years 2005 to 2011 remain open to examination by foreign jurisdictions. However, the Company has net operating losses ("NOLs") beginning in fiscal 2005 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

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

Croatian Customs Authorities
In February 2011, Croatian Customs Authorities ("CA") declared Kali Tuna, together with another Croatian tuna farming entity (the "seller"), jointly liable for a tax debt totaling about $0.9 million related to the purchase of live tuna and some bait that the seller sold to Kali Tuna. The tax debt consists of customs duties, value added tax and default interest which the CA allowed the seller not to pay based on the expected export of the live tuna. Since the seller instead sold the tuna locally to Kali, the duties, taxes and interest became payable immediately. Due to its insolvency and bankruptcy, the seller was only able to pay $0.1 million of the debt. Although Kali Tuna filed a complaint contesting the CA decree, it paid the $0.8 million in April 2011 in order to avoid possible enforcement. On August 8, 2012, the Croatian Ministry of Finance issued a final decree rejecting and terminating the Company's complaint contesting the CA decree. On October 12, 2012, the Company filed an appeal to annul the Ministry of Finance's decree. Management expects, based upon the facts and circumstances, that Kali Tuna’s appeal should ultimately prevail and the CA decree will be annulled and that any funds paid will be reimbursed.

Contingent Acquisition
During the three months ended September 30, 2012, the Company paid $0.5 million for the option to purchase, for $3.0 million plus related costs, the rights to a contingent acquisition. The Company expects payment would be made, if required, by June 30, 2013.

14.    Subsequent Events

None.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of our financial condition as of September 30, 2012 and our results of operations for the three months ended September 30, 2012 and 2011. You should read the following discussion in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, including management's discussion and analysis therein, as well as the accompanying consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that do not relate to historical or current facts, but are “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments, or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, could, would, estimate, expect, indicate, intend, may, plan, predict, project, pursue, will, continue, and other similar terms and phrases, as well as the use of the future tense.

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the following categories of expectations about:

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

Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Part 1, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for a discussion of these and other risks and uncertainties. You should not assume at any point in the future that the forward looking statements in this Quarterly Report on Form 10-Q are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances, except as required by law.

In this Quarterly Report on Form 10-Q, unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview
We fish for and farm Northern and Pacific Bluefin Tuna. We employ environmentally sound fishing practices and fish farming practices, which we refer to as aquaculture, to help meet market demand for Bluefin Tuna while supporting their long-term sustainability. We own and operate Kali Tuna, a limited liability company organized in 1996 under the laws of the Republic of Croatia, which is a Northern Bluefin Tuna farming operation located in the Adriatic Sea off the coast of Croatia. We also own and operate Baja, a corporation organized in 1999 under the laws of the Republic of Mexico, which is a Pacific Bluefin Tuna farming operation located in the Pacific Ocean off Baja California, Mexico.

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

We sell substantially all of our Bluefin Tuna to a small number of Japanese customers. In fiscal 2011, sales to four customers accounted for 98.9% of our net revenue and in fiscal 2012, sales to these same four customers plus two additional customers accounted for 99.3% of our net revenue. As a result, we anticipate continuing to generate substantially all of our revenue from a small number of Japanese customers. We are therefore susceptible to changes in Japanese demand for Bluefin Tuna, which may be materially affected by macroeconomic changes, among other things, as well as exchange rate fluctuations between the Japanese Yen and the US dollar. Our Japanese customers' contract for and pay for Bluefin Tuna purchases in Japanese Yen. We negotiate over a period of several months with more than 15 potential customers who have the ability to buy Bluefin Tuna from us in bulk through a distribution channel centered around freezer boats, which process, freeze, and transport up to 800 tons of Bluefin Tuna in a single shipment. At the conclusion of our negotiations we select four to six customers who have offered to buy in large bulk at a mutually agreed-upon price. Because of the scale of bulk purchases in this freezer boat channel, we sell to a small number of customers. We believe that we are not captive to any customer and that there are alternative purchasers consistently available while we are negotiating price and volume terms. We can also sell a smaller amount of our Bluefin Tuna through a fresh sales channel by truck and air transport to auction houses primarily in Japan.

Our ability to hire, train and retain a skilled aquaculture workforce, the availability of high-quality feed, how we manage the feeding process, water quality and temperatures are critical factors affecting the growth of our biomass. Our farming operations are also subject to conditions of nature primarily related to storms and water quality, and our Mexican operations are also subject to natural predators. At our Mexican operations, storms can damage cages to the point where Bluefin Tuna may escape or be killed. Storms also may allow predators such as seals and sea lions to enter the cages and kill our Bluefin Tuna. At our Croatian operations, storms are generally less severe, our cages are more protected by natural features such as islands, and there are no natural Bluefin Tuna predators. We carry insurance policies for both operations for loss, under which we have chosen relatively high deductibles. We did not incur any storm-related losses in the three months ended September 30, 2012 and 2011.

Prior to June 30, 2010, we were a shell company known as Lions Gate Lighting Corp. ("Lions Gate"). On June 30, 2010, Lions Gate and Atlantis Group hf ("Atlantis"), our majority stockholder, completed a transaction in which Lions Gate purchased from

Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin Tuna Acquisition Group ("Bluefin") in consideration for the issuance to Atlantis of 30.0 million shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna, d.o.o. ("Kali Tuna"), a wholly-owned subsidiary of Bluefin acquired in 2005, and an indirect subsidiary of Atlantis, became an indirect wholly-owned subsidiary of Lions Gate. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes. On July 20, 2010, we acquired 33% of Baja, and on November 30, 2010, we acquired virtually all of the remaining shares of Baja and all of the shares of its related party Oceanic Enterprises, Inc. We currently own 99.98% of Baja.

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

Existing Biomass Growth. Existing biomass growth is a key measure because it tells us how many kilograms of growth we can expect from our current biomass, which in turn will allow us to produce biomass for further growth or sale. Existing biomass growth is the difference in the total biomass of our existing Bluefin Tuna between one measuring point and another, net of natural mortalities. Biomass growth varies depending on water temperature, age, size and condition of Bluefin Tuna, the quantity and quality of feed we obtain and provide, and any natural mortalities that occur. Younger Bluefin Tuna grow at a faster rate than mature Bluefin Tuna. Newly acquired Bluefin Tuna that have not been fully fed previously will typically have a higher growth rate than the Bluefin Tuna that have become accustomed to farm feeding after being in our farms for a few months. Bluefin Tuna are warm-blooded fish, meaning they can regulate and raise their body temperatures above water temperatures by means of muscular activity, and as such will grow more slowly in cold water because they utilize a portion of the energy from feeding to keep warm. Existing biomass growth is a key measure because it informs us of the projected amount of biomass available for future sale, which, along with cost data, is a key factor in management decisions regarding optimal operational scale and duration for growing and farming operations. Biomass growth decreased 34 metric tons, or 7%, from 514 metric tons for the three months ended September 30, 2011, to 480 metric tons for the three months ended September 30, 2012. The decrease in growth was primarily due to a smaller inventory of biomass at June 30, 2012 compared to June 30, 2011, resulting in less Bluefin Tuna to grow during the three months ended September 30, 2012. This decrease was partially offset by warmer water and better feed availability during the three months ended September 30, 2012 which increases growth in Bluefin Tuna.

Feed Conversion Ratio. Feed conversion ratio, or FCR, is the measure of how many kilograms of feed it takes to add one kilogram of weight to our Bluefin Tuna stock. FCR is dependent upon a large number of factors, including the total quantity and fat content of feed, the size of the Bluefin Tuna, and the temperature of the water. Lower FCR typically means lower feed costs per kilogram of biomass and therefore higher gross margin potential for the same feed cost. However, variances in feed costs also affect gross margin potential. In general, the higher the fat content of feed, the higher our feed costs will be. We continually seek to refine our Bluefin Tuna feeding practices to improve our FCR. FCR improved (decreased) 3.57, or 20%, from 17.94 for the three months ended September 30, 2011 to 14.37 for the three months ended September 30, 2012. The improvement in FCR was primarily due to better feed availability during the current period which increased growth and therefore FCR.

Caught Bluefin Tuna. Caught Bluefin Tuna is a key biomass measure. The size of our annual catch directly affects the amount of biomass in our farms growing as inventory, which directly affects potential future revenue. Our Baja operations are subject to input limits on the amount of biomass we can add to our farms annually. Our Croatian operations are regulated by a catch quota system and maximum input and capacity limits on our farms. A regulatory body, the International Commission for the Conservation of Atlantic Tunas, or ICCAT, issues a total catch quota for Croatia for each year based in part upon advice from scientists. Each Croatian vessel that is licensed to catch Bluefin Tuna is assigned a certain portion of that quota. These fishing quotas are subject to annual review and renewal, and may be materially decreased. In the three months ended September 30, 2011, our Mexican operations caught 1,069 metric tons of Bluefin Tuna. In the three months ended September 30, 2012, our Mexican operations caught 2,611 metric tons of Bluefin Tuna. Historic catches are not necessarily indicative of future catches. The increase in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to a record fishing season. Our overall fishing results are subject to material changes based on circumstances beyond our control related to fish habits and changes in regulatory requirements and environmental conditions, and our Baja results are also subject to material changes based on the number and quality of boats and supporting infrastructure we are able to employ in a given fishing season.

Purchased Bluefin Tuna. Our available capital, the availability of Bluefin Tuna for sale at any given time and market prices for Bluefin Tuna affect our tuna purchases. We will consider purchases of live Bluefin Tuna based on available capital and market opportunities. In the three months ended September 30, 2012 and 2011, we did not made any purchases of live tuna for our farming operations due to our lower available capital and fewer market opportunities during the period.

Storm Losses. Storm losses negatively affect the amount of biomass available for future sale and therefore potential future revenue. We maintain insurance covering storm losses, subject to high deductibles. We did not incur any storm losses in the three months ended September 30, 2012 and 2011.

Bluefin Tuna Sales. Sales of our Bluefin Tuna in the past have not been limited by demand, but by the amount that we have determined to sell. Our Bluefin Tuna sales may also be affected by market supply. A decrease in market supply would generally lead to an increase in market prices, which would affect the amount that we determine to sell. Tuna sales reduce inventory levels and therefore negatively affect potential future revenue from our farming operations. Bluefin Tuna sales decreased 591 metric tons, or 92%, from 644 metric tons for the three months ended September 30, 2011, to 53 metric tons for the three months ended September 30, 2012. The decrease was primarily due to the fact that in fiscal 2012, we decided to meet our operational financing needs by harvesting our fish earlier in the first fiscal quarter.

The following table summarizes our estimated biomass and changes in biomass for the three months ended September 30, 2012 and 2011 in metric tons:

	Three Months Ended September 30,
	2012	2011
Beginning biomass	2,337	3,418
Growth, net of mortality	480	514
Caught	2,611	1,069
Biomass sales	(53)	(644)
Ending	5,375	4,357

Net biomass added from operations during year	3,091	1,583

Biomass Capacity. From June 2011 through September 2011, we completed a series of acquisitions of Croatian farming concessions that increased the biomass capacity of our Croatian farms from 3,240 metric tons to 5,030 metric tons as of September 30, 2011. In December 2011, we completed a farming concession acquisition that increased the biomass input capacity of our Mexican farms by 400 metric tons to a total of approximately 2,720 metric tons at June 30, 2012. While we have added biomass capacity at both operations, we have not yet expanded our biomass to utilize such additional capacity due to capital constraints, and do not anticipate fully utilizing our capacity for the foreseeable future until adequate financing has been arranged.

Revenue Per Kilogram. The revenue we generate per kilogram of biomass sold is a key factor to our operating results. Our overall average revenue per kilogram of biomass sold that we realized increased from $24.80 in the three months ended September 30, 2011 to $27.08 in the three months ended September 30, 2012. Our revenue per kilogram of biomass sold is impacted by the size distribution of the Bluefin Tuna we sell, as well as fresh versus frozen sales. Generally, Bluefin Tuna sell for more per kilogram as they increase in size (e.g., sales prices can be up to 33% more for larger tuna than smaller tuna), and the average size of Bluefin Tuna sold by our Croatian operations have been larger than our Mexican operations. In addition, fresh Bluefin Tuna sell for more per kilogram than frozen Bluefin Tuna. Market prices for Bluefin Tuna generally have varied significantly due in part to supply and demand changes. Attempting to explain the reasons for the changes would be speculative, and we are unable to predict future supply and demand changes. Market prices have also increased in US dollar terms in each of the prior two fiscal years because of the strengthening of the Japanese Yen relative to the US dollar, as sales to Japanese customers have accounted for approximately 99% of our Bluefin Tuna sales and are priced in Japanese Yen.

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

The following non-GAAP table is a summary of our costs and margins showing our gross margin and the effect of the purchase price adjustment for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012	2011
Net Revenue	$1,435	$15,969
Cost of Goods Sold	(1,216)	(9,604)
Gross Profit	$219	$6,365

Gross Profit %	15%	40%

Add back: estimated cost of goods sold in excess of catch and farming costs	$—	$1,301

Estimated non-GAAP gross profit based on catch and farming costs	$219	$7,666

Estimated non-GAAP gross profit % based on catch and farming costs	15%	48%

The following table is a summary of non-GAAP net income attributable to Umami stockholders. Non-GAAP net income has been adjusted to eliminate the effect of the fair value purchase price adjustment on the Baja inventory on the net income attributable to Umami stockholders for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
Net income attributable to Umami Stockholders	$(8,227)	$(727)
Plus estimated cost of goods sold in excess of catch and farming costs	—	1,301
Estimated non-GAAP net income attributable to Umami stockholders using estimated catch and farming costs	$(8,227)	$574

As of September 30, 2012, $0.7 million of the Baja inventory purchase price adjustment remains on our balance sheet to be amortized.

Components of Revenue and Expenses
Net Revenue
We derive virtually all of our revenue from Bluefin Tuna sales. We recognize revenue when tuna inventory is delivered and we have transferred to the buyer the significant risks and rewards of ownership. The delivery occurs either at our sites in Croatia or Mexico when loaded into a freezer vessel or container or at an auction house in Japan. We are responsible for shipping and handling costs up to the point of sale. We include shipping and handling costs in cost of goods sold. We do not incur any post sale obligations. See “— Critical Accounting Policies.”

We significantly increased our net revenue in the year ended June 30, 2012 compared to the year ended June 30, 2011. However, part of our revenue growth was due to a substantial reduction in existing Bluefin Tuna inventory, from approximately 3,400 metric tons at the end of the harvest for the year ended June 30, 2011, to approximately 2,300 metric tons at the end of the harvest for the year ended June 30, 2012. This significant reduction in the biomass retained for our farming operations has reduced the growth potential for our fiscal 2013 growing season.

Cost of Goods Sold

Cost of goods sold includes costs associated with the initial catching or purchasing of our Bluefin Tuna and costs associated with towing these fish to our farming operations, as well as farming costs, Bluefin Tuna shipping and handling costs and insurance costs related to our Bluefin Tuna inventories. The most significant variable affecting costs of goods sold for our Mexican operations is the costs associated with catching Bluefin Tuna relative to how many tons of Bluefin Tuna we are able to catch, whereas, for our Croatian operation, it is the cost of bait required to grow our biomass. Our farming costs include feed costs, which are the largest component of growing costs, as well as other costs of farming such as employee compensation, benefits, and other employee-related costs for our farming personnel and direct costs incurred in the farming operation. Finally, cost of goods sold in the three months ended September 30, 2011 also reflects fair value adjustments representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. We expect the costs of fishing and farming new Bluefin Tuna inventory at the Baja operation to be more in line with our historical cost. As of September 30, 2012, $0.7 million of the fair value adjustment remains on our balance sheet, and $0 and $1.3 million were recognized in cost of goods sold in the Statement of Operations in the three months ended September 30, 2012 and 2011, respectively. Changes in cost of goods sold do not necessarily correlate with revenue changes. Costs of goods sold may be materially impacted by changes over which we have limited or no control, particularly feed costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of commissions payable arising from our prior sales agreement with Atlantis, as well as compensation, benefits, and other employee-related costs for executive management, finance, human resources and other administrative personnel, third-party professional fees, allocated facilities costs, and other corporate and operating expenses. Through March 31, 2012, either Atlantis or Atlantis Japan provided sales and marketing services through sales agreements under which we were charged 1-2% commission on sales of our Bluefin Tuna inventory. We terminated our agreement with Atlantis and Atlantis Japan affective March 31, 2012 and will handle all future sales and marketing of our Bluefin Tuna inventory in-house. We expect that this change will reduce our selling, general and administrative expenses in the future, as we expect our internal sales fixed costs will likely be less than a customary percentage applied across our sales that we previously outsourced. We anticipate that in fiscal 2013, other components of selling, general and administrative expenses will increase as we grow our business.

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

Foreign Currency Transactions and Remeasurements
Kali Tuna's and Lubin's transactions and balances have been measured in Croatian Kuna, their functional currency, and their financial statements have been translated into USD. Financial statements for Baja and Marpesca S.A. de C.V., ("Marpesca"), are maintained in Mexican Pesos, and have been remeasured into USD, their functional currency. We record the foreign currency translation adjustments in accumulated other comprehensive income. We include the resulting gain or loss in foreign currency transactions and remeasurements in earnings.

We conduct most of our operations in foreign currencies. Substantially all of our sales are to customers located in Japan and are settled in Japanese Yen. However, we typically seek to promptly convert Yen into other currencies to match our operational needs. While we pay a significant portion of our expenses in USD, we pay the majority of our expenses in Croatian Kuna, Euros and Mexican Pesos. The value of these currencies fluctuates relative to the USD. As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations.

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

For the year ended June 30, 2010, 19% of our sales were in the second quarter, 80% of our sales were in the third quarter and 1% of our sales were in the fourth quarter. For the year ended June 30, 2011, 25% of our sales were in the second quarter, 74% of our sales were in the third quarter and 1% of our sales were in the fourth quarter. We did not have any sales in the first quarter in either of the years ended June 30, 2010 and 2011. For the year ended June 30, 2012, 16% of our sales were in the first quarter, 57% of our sales were in the second quarter, 26% of our sales were in the third quarter, and less than 1% of our sales were in the fourth quarter.

We historically have relied on cash proceeds collected from our tuna sales along with bank borrowings and other capital resources to fund our operations. Our operating plan contemplates expanding our extended-cycle farming by retaining biomass at the end of each harvest for up to three years. Accordingly, we need to continue feeding our Bluefin Tuna and maintaining our farming operations year-round, which results in year-round expenses that are not matched by our highly seasonal revenue. We also have year-round general and administrative costs and interest expense that must be funded. See “— Liquidity and Capital Resources” elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and September 30, 2011
The following table and discussion sets forth our unaudited interim consolidated statements of operations by amount and as a percentage of our total net revenue for the periods presented. We believe that these period over period comparisons are of little use to investors because of significant timing differences in net revenue and related costs between these two periods. For the same reasons, we do not believe these results are indicative of our operating results for the full 2013 fiscal year or any future interim period.

	Three Months Ended September 30,
	2012		2011
	$	%	$	%
Revenue, net	$1,435	100.0%	$15,969	100.0%
Cost of goods sold	(1,216)	84.7	(9,604)	60.1
Gross profit	219	15.3	6,365	39.9

Selling cost	—	—	(310)	1.9
General and administrative expense	(4,530)	315.7	(3,151)	19.7
Total selling, general and administrative expense	(4,530)	315.7	(3,461)	21.7

Research and development expense	(70)	4.9	(35)	0.2
Other operating income, net	97	6.8	67	0.4
Operating income (loss)	(4,284)	(298.5)	2,936	18.4
Gain (loss) from foreign currency transactions and remeasurements	(404)	28.2	564	(3.5)
Loss on disposal of assets	(39)	(2.7)	—	—
Loss on derivative stock warrants	(2,304)	160.6	(452)	2.8
Interest expense, net	(1,778)	123.9	(3,248)	20.3
Loss before provision for income taxes	(8,809)	(613.9)	(200)	(1.3)
Income tax (expense) benefit	384	(26.8)	(810)	5.1
Net loss	$(8,425)	(587.1)	$(1,010)	(6.3)

Net Revenue
Net revenue decreased $14.5 million, or 91.0%, from $16.0 million for the three months ended September 30, 2011 to $1.4 million for the three months ended September 30, 2012. The decrease in net revenue was primarily due to the timing of our harvest in fiscal 2013 compared to fiscal 2012. Our tuna sales typically occur between October and February. However, in fiscal 2012, we decided to meet our operational financing needs by harvesting our fish earlier in the first fiscal quarter.

Average revenue per kilogram of tuna sold was $27.08 for the three months ended September 30, 2012, compared to $24.80 for the three months ended September 30, 2011. The increase in average revenue per kilogram in the three months ended September 30, 2012 compared to the same period in fiscal 2012 was primarily due to an increase in the amount of fresh sales and an increase in the average size of the Bluefin Tuna sold.

Cost of Goods Sold
Cost of goods sold decreased $8.4 million, or 87.3%, from $9.6 million for the three months ended September 30, 2011 to $1.2 million for the three months ended September 30, 2012. The decrease was due to the mismatch in the timing of our harvest in fiscal 2013 compared to fiscal 2012. In fiscal 2012, we decided to meet our operational financing needs by harvesting our fish earlier in the first fiscal quarter.

As a percentage of net revenue, cost of goods sold increased from 60.1% for the three months ended September 30, 2011 to 84.7% for the three months ended September 30, 2012. The increase in cost of goods sold as a percentage of net revenue is primarily due to a larger amount of fresh sales in the current period which generally have a higher cost of sales because the company bears the costs of transportation for fresh sales.

A portion of the operating cost for the non-controlling interest of Lubin and Marpesca is inventoried by Kali Tuna and Baja, respectively, to reflect the actual operating costs of Lubin's and Marpesca's bait operations. We expect that the stockholders' deficit at Lubin and Marpesca will be absorbed by Umami shareholders in the future.

Gross Profit and Gross Margin

Gross profit decreased $6.1 million, or 96.6%, from $6.4 million for the three months ended September 30, 2011 to $0.2 million for the three months ended September 30, 2012. Gross margin decreased from 39.9% for the three months ended September 30, 2011 to 15.3% for the three months ended September 30, 2012. The decreases in gross profit and gross margin were primarily due to the mismatch in the timing of our harvest in fiscal 2013 compared to fiscal 2012. In fiscal 2012, we decided to meet our operational financing needs by harvesting our fish earlier in the first fiscal quarter.

Selling Expenses
As a percentage of net revenue, selling expenses decreased from 1.9% for the three months ended September 30, 2011 to 0% for the three months ended September 30, 2012. In addition, in absolute dollars, selling expenses decreased $0.3 million, or 100.0%, from $0.3 million for the three months ended September 30, 2011 to $0 for the three months ended September 30, 2012. The decrease in selling expenses as a percentage of net revenue and in absolute dollars was due to the cancellation of our sales agency agreement with Atlantis Japan effective March 31, 2012. We will handle all future sales and marketing of our Bluefin Tuna inventory in-house. We expect that this change will reduce our selling, general and administrative expenses in the future, as we expect our internal sales fixed costs will likely be less than a customary percentage applied across our sales that we previously outsourced.

General and Administrative Expenses
General and administrative expenses increased $1.4 million, or 43.8%, from $3.2 million for the three months ended September 30, 2011 to $4.5 million for the three months ended September 30, 2012. The increase in general and administrative expenses was due to additional costs for compensation and benefits, stock compensation, legal and audit fees, and travel expenses as a result of the increased size of our Umami and Baja operations.

Research and Development Expenses
Research and development expenses increased $35,000, or 100.0%, from $35,000 for the three months ended September 30, 2011 to $70,000 for the three months ended September 30, 2012. In the three months ended September 30, 2012 and 2011, research and development expense consisted primarily of wages and benefits for staff involved in and expenses for our propagation project. The increase in expense was primarily due to increased expenses related to the propagation project. The cost for all of our research and development activities is borne directly by us.

Gain (Loss) from Foreign Currency Transactions and Remeasurements
We incurred a loss from foreign currency transactions and remeasurements of $0.4 million for the three months ended September 30, 2012, compared to a gain of $0.6 million for the three months ended September 30, 2011. In the three months ended September 30, 2012, the loss was primarily due to an $0.2 million foreign currency translation loss on related party receivables denominated in Japanese Yen at Kali Tuna, and an $0.2 million foreign currency remeasurement loss at Baja resulting from the strengthening of the Mexican Peso by 5% when Baja had significant Peso-denominated liabilities. The gain in the three months ended September 30, 2011 was primarily due to a $0.9 million foreign currency remeasurement gain at Baja resulting from a weakening in the Mexican Peso by 15% when Baja had significant Peso-denominated liabilities. This gain was partially offset by foreign translation losses of $0.3 million at Kali Tuna due to weakening of the Croatian Kuna when Kali had significant foreign-denominated loans and liabilities.

Gain (Loss) from Revaluation of Derivative Warrant Liability
We incurred a loss of $2.3 million from the revaluation of our derivative warrant liability in the three months ended September 30, 2012, compared to a loss of $0.5 million for the three months ended September 30, 2011. The increase in the loss recognized in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due to a larger increase in the fair value of our derivative warrants and a higher average fair value per share in the three months ended September 30, 2012 than in the three months ended September 30, 2011. The increase in the fair value of derivative warrants in the three months ended September 30, 2012 was due to several factors, including increases in the fair value of our common stock and the average risk-free interest rate, partially offset by decreases in expected volatility and the remaining term of the warrants. The increase in the fair value of our derivative warrants in the three months ended September 30, 2011 was primarily due to an increase in the fair value of our common stock, partially offset by decreases in expected volatility, the average risk-free interest rate and remaining term of the warrants.

Interest Expense, Net
Interest expense, net decreased $1.5 million, or 45.3%, from $3.2 million for the three months ended September 30, 2011 to $1.8 million for the three months ended September 30, 2012. During the year ended June 30, 2011 and the first six months of fiscal 2012, we experienced liquidity shortfalls that necessitated financing a portion of our operations with short-term, high-interest bridge loans from private lenders, including Atlantis, our principal shareholder. The interest costs, transactional costs and, for certain financings, costs related to the issuance of warrants, significantly increased our cost of capital in the year ended June 30, 2011 and the first six months of fiscal 2012. This high interest expense, net continued until October 2011, when we repaid our higher-cost bridge loans with proceeds from the current year's harvest. In addition, net interest expense, net, for the three months ended September 30, 2011 included $1.3 million in write-offs of original issue discount, offering costs and warrant costs related to the early repayment of a $3.1 million note that we paid in full in the quarter ended September 30, 2011, instead of its original due date of March 31, 2012.

A summary of our interest expense for the three months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Interest paid to banks	$434	$447
Interest related to Atlantis and Aurora	—	292
Interest paid to private investors (including amortization of original issue discounts)	743	1,151
Amortization of transactional costs of loans	619	626
Amortization of equity participation costs related to private investors and placement agents	—	732
Less interest income	(18)	—
Total interest expense, net	$1,778	$3,248

Income Tax Expense
Income tax expense decreased $1.2 million, or 147.4%, from income tax expense of $0.8 million for the three months ended September 30, 2011 to an income tax benefit of $0.4 million for the three months ended September 30, 2012. The decrease in income tax expense is primarily due to the operating loss and the overall sales decline in the three months ended September 30, 2012.

Liquidity and Capital Resources

At September 30, 2012, we had working capital of $25.6 million compared to $32.8 million at June 30, 2012. Included in the $25.6 million at September 30, 2012 are $17.8 million of accounts receivables due from related parties. See further discussion of these receivables in Note 11 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. At September 30, 2012, we had cash and cash equivalents of $5.6 million, compared to $10.8 million at June 30, 2012.

Cash Flows
The following table summarizes our cash flows for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,
	2012	2011
Total cash provided by (used in):
Operating activities	$(21,961)	$(9,548)
Investing activities	(2,432)	(482)
Financing activities	19,179	15,447
Effects of exchange rate changes on cash balances	(22)	(745)
Increase in cash and cash equivalents	$(5,236)	$4,672

Operating Activities. Net cash used in operating activities was $22.0 million for the three months ended September 30, 2012, compared to net cash used in operating activities of $9.5 million for the three months ended September 30, 2011. The increase in cash used in operating activities is largely due to an increase in net loss, adjusted for certain non-cash items such as trade accounts receivable, inventories, refundable value added taxes, and prepaid expenses and other assets.

For the three months ended September 30, 2012, our net loss was $8.4 million, which included a $0.2 million loss resulting from increases in foreign exchange rates on foreign-denominated debt; a $2.3 million loss resulting from an increase in the fair value of our derivative stock warrant liability due primarily to an increase in the estimated fair value of our share price at September 30, 2012; depreciation and amortization expense of $0.4 million; $0.6 million of stock compensation expense; and $0.6 million in amortization of deferred financing costs, debt discounts and warrants included in interest expense. We also used $17.6 million to fund net working capital requirements, consisting primarily of a $0.7 million increase in trade and related party account receivables; a $15.5 million increase in inventory due to Baja's fiscal 2013 fishing season and the timing of our fiscal 2013 harvest; a $2.6 million increase in refundable value added taxes; and a $0.7 million decrease in net income taxes payable; partially offset by a $1.8 million increase in trade accounts payables due to timing of payments and a $0.1 million decrease in prepaid expenses and other current and long-term assets.

Net cash used in operating activities for the three months ended September 30, 2011 of $9.5 million reflected net income of $1.0 million, which included a $0.4 million loss resulting from increases in foreign exchange rates on foreign-denominated debt; a $0.5 million loss resulting from an increase in the fair value of our derivative stock warrant liability due primarily to an increase in the fair value of our common stock; depreciation and amortization expense of $0.4 million, less than $0.1 million of stock compensation cost, and $2.3 million in amortization of deferred financing costs, debt discounts and warrants included in interest expense, including $1.3 million in write-offs of original issue discount, offering costs and warrant costs related to the early repayment of a $3.1 million note that was paid in full in the three months ended September 30, 2011 instead of on its original due date of March 31, 2012. We also used $12.1 million to fund net working capital requirements, consisting primarily of a $2.9 million increase in trade and related party account receivables; a $6.1 million increase in inventory; a $0.9 million increase in prepaid expenses; a $2.9 million decrease in trade and related party accounts payables; partially offset by a $0.5 million increase in income taxes payable and a $0.2 million decrease in refundable value added taxes.

Investing Activities. Cash used in investing activities for the three months ended September 30, 2012 was $2.4 million compared to $0.5 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, we spent $2.0 million on purchases of property and equipment, and made a $0.5 million payments towards a contingent acquisition. During the three months ended September 30, 2011, we spent $0.5 million on the purchases of property and equipment.

Financing Activities. Cash provided by financing activities for the three months ended September 30, 2012 totaled $19.2 million, compared to $15.4 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, we borrowed $19.4 million from third parties to fund our operations and capital requirements. This was offset by $0.2 million in principal and interest payments to non-related party lenders. During the three months ended September 30, 2011, we borrowed $23.4 million from banks and third parties and $1.3 million from related parties, made $7.0 million in principal and interest payments to non-related party lenders, made $1.8 million in principal and interest payments to related parties, and paid $0.5 million in debt offering costs.

Credit Agreements and Borrowings
As noted above, due to the seasonality of our business, we have been reliant on short-term bridge loans as a source of cash to fund our operations and cover temporary cash needs during the non-harvesting season (i.e., April to September). Our borrowings were comprised as follows as of September 30, 2012 and June 30, 2012 (borrowings in thousands):

	Borrowing Party	Facility	Interest Rate	Effective rate at September 30, 2012	September 30, 2012	June 30, 2012
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	4.4% floating *	5.74%	$5,070	$4,826
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	4.4% floating *	5.65%	5,202	4,952
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 80,000	40% at HBOR 2.8% + 60% at 3%+floating T-Bill	4.63%	13,872	13,205
Erste&Steiermaerkische bank d.d.	Lubin	EUR 550	3M EURIBOR+5%	5.63%	601	603
Privredna banka Zagreb d.d.	Kali Tuna	EUR 2,505	3M EURIBOR+4.75%	5.08%	2,471	2,371
Erste&Steiermaerkische bank d.d.	Lubin	EUR 1,778	2.0%	2.32%	2,225	—
Erste&Steiermaerkische bank d.d.	Lubin	EUR 814	4.0%	4.42%	1,019	—
Croatian Bank for Reconstruction and Development	Lubin	EUR 1,779	2.0%	2.17%	2,254	—
Croatian Bank for Reconstruction and Development	Lubin	EUR 813	4.0%	4.38%	1,030	—
Bancomer	Baja	MXN 46,878	TIEE + 5.0%	9.77%	3,760	3,487
Amerra Capital Management, LLC	Umami	USD 35,000	9%+1YR LIBOR + 11.75% 1YR LIBOR	10.88%	33,000	13,315
Total obligations under capital leases					13	14
Less: Debt Discount					(1,303)	(513)
Total borrowings					$69,214	$42,260

Classification of borrowings:
Short-term borrowings					$48,524	$27,528
Long-term debt					20,690	14,732
Total borrowings					$69,214	$42,260
*At discretion of bank

Material Credit Agreements - Croatian Operations:
Our Croatian operations are funded with local bank debt that is secured by most of the Bluefin Tuna inventory, fixed assets and concessions of our Croatian operations. Most of the loans require pre-approval for any funds to be distributed outside of the Croatian operations. At September 30, 2012, Kali Tuna had $33.0 million in bank debt, of which $12.3 million was current and $20.7 million was long-term. At September 30, 2012, we had $1.5 million of cash on hand available for use by our Croatian operations. The following is a description of the material indebtedness owed by our Croatian operations:

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

On June 8, 2011, Kali Tuna entered into an additional syndicated credit agreement with Erste & Steiermaerkische and the Croatian Bank for Reconstruction and Development (“HBOR”). The agreement provides for a secured credit facility consisting of a credit line of HRK 80.0 million, which was fully drawn at December 31, 2011, with 40.0% of the credit line (funds of HBOR) accruing interest at a variable rate of 2.8% and the remaining 60.0% at a variable rate equal to the rate accruing on Croatian National Bank bills with maturity of 91 days, plus 3.0%. The facility matures on December 31, 2014 and is repayable in one installment. The interest is payable quarterly. Funds advanced are to be used for working capital needs for the operation of our farming sites in Croatia or for the purchase of Bluefin Tuna, and require that matching funds (at least 45%) be provided by us. As of September 30, 2012, Kali Tuna has drawn all funds available under the line. The line is secured by live Bluefin Tuna owned by us in Croatia, as well as other security instruments, including guaranties issued by Lubin, Atlantis and us.

In August 2012, Lubin entered into an agreement with Conex Trade d.o.o. ("Conex") to purchase bluefin tuna quota and two fishing vessels in exchange for a EUR 1.5 million payment in cash and assumption of Conex's four loans with Erste & Steiermaerkische bank and the Croatian Bank for Reconstruction and Development ("HBOR") totaling EUR 5.2 million ($6.4 million translated at the prevailing rate on the date of the agreement). The two loans with Erste & Steiermaerkische mature in June 2020 and the two loans with HBOR mature in June 2025. The loans are payable in quarterly installments beginning September 30, 2012. Interest accrues monthly at a rate of 2.0% per annum on two of the loans and 4.0% per annum on the other two loans, and is payable quarterly. Because the terms of the loans were more advantageous than the Company would have been able to obtain for a similar credit facility in the open market, the fair value of the loans was determined to be EUR 4.6 million ($5.6 million translated at the prevailing rate on the date of the agreement), and a discount of EUR 0.6 million ($0.8 million translated at the prevailing rate on the date of the agreement) was recorded. The loans are secured by the acquired fishing vessels and other security instruments.

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

On October 26, 2012, Kali Tuna entered into a revolving loan agreement with Privredna banka Zagreb d.d. for EUR 1.3 million that matures on October 15, 2013. Interest accrues monthly at a variable rate of one-month EURIBOR plus 4.75%, payable quarterly. The loan is secured by live Bluefin Tuna owned by Kali Tuna in Croatia, as well as other security instruments.

Material Credit Agreements - Mexican Operations:

On February 22, 2012, Baja entered into a revolver facility with Bancomer for MXN 46.9 million that accrues interest payable at an annual rate of the 28-day period TIIE and is unsecured. This facility matures on February 22, 2013. At September 30, 2012, Baja has drawn all funds available under the facility. Under this facility Baja is not subject to restrictive covenants other than customary affirmative covenants such as the periodic delivery of financial statements and compliance with applicable Mexican environmental laws and regulations. This facility does not restrict the ability of Baja to pay dividends.

Private Investor Loans - Baja and Umami:
On August 26, 2011, we, together with Baja, entered into a credit agreement with AMERRA Agri Fund, L.P., AMERRA Agri Opportunity Fund, L.P., JP Morgan Chase Retirement Plan (the “Lending Parties”) and AMERRA Capital Management, LLC (as administrative agent). The agreement was amended in February 2012, April 2012, June 2012, August 2012 and October 2012 (the agreement, as amended, is referred to as the “AMERRA Agreement”).

The AMERRA Agreement provides for a secured credit facility consisting of loans in an aggregate principal amount of up to $30.0 million (increased to $35.0 million in August 2012, including a $5.0 million term loan facility, and increased again in October 2012 to $39.0 million, including a $9.0 million term loan facility), with a variable interest rate of one-year LIBOR plus 9.0% for a portion of the loans and LIBOR plus 11.75% for a portion of the loans. At September 30, 2012, $2.0 million in additional funds were available under the line. Additional funds can also be available based on growth of the biomass in Baja.

Funds advanced are to be used solely to refinance certain of the Company's indebtedness, to finance the working capital needs of Baja and to pay expenses incurred in connection with the credit facility. The loans were funded in multiple tranches. The first tranche of $5.2 million was received on September 7, 2011 in the amount of $5.1 million, of which $3.1 million was used to repay a secured note with a maturity date of March 31, 2012, plus accrued interest and to pay placement agent costs totaling $0.1 million, with the remainder being used as general working capital for growth and reinforcement of infrastructure at the Company's facility in Mexico. The second tranche of $1.1 million was received on September 15, 2011. In January 2012, the Company repaid $0.3 million of the initial funds. The third tranche of $4.0 million was received on April 16, 2012 in the amount of $3.9 million. In addition, the fourth tranche of $0.4 million was received on May 24, 2012, the fifth tranche of $0.5 million was received on June 8, 2012, and the sixth tranche of $2.0 million was received on June 26, 2012. Six additional tranches totaling $20.1 million with net proceeds of $19.4 million were received in July through September 2012, including $5.0 million received as a term loan with net proceeds of $4.8 million under the credit agreement. Two additional tranches totaling $6.0 million with net proceeds of $5.9 million were received in October 2012, including $4.0 million received under the term loan with net proceeds of $3.9 million under the credit agreement.

The notes are secured by (1) substantially all of the Umami's assets, including the shares it holds in Baja and Oceanic and (2) pledges of the common stock of Marpesca made by Baja. Moreover, each of Atlantis, Aurora, Oceanic and Mr. Steindorsson have guaranteed prompt and complete performance of Umami's obligations under the AMERRA Agreement and related contracts.

In August 2011, the Company also issued five-year warrants to the Lending Parties to purchase 500,000 shares of its common stock at an initial exercise price of $1.50. In connection with the AMERRA Agreement, the Company granted the Lending Parties demand and piggyback registration rights and agreed to indemnify them and AMERRA against certain expenses related to the transaction and controversies arising thereunder or in connection with their registration rights, should they occur. The warrants are subject to anti-dilution protection should their then-applicable exercise price be greater than the price or exercise price of certain subsequently issued common stock or securities (including additional warrants), among other circumstances. The Company accounted for these warrants as a liability at September 30, 2012.

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

The amounts due under the facility at September 30, 2012 are due no later than December 31, 2012, except for the $9.0 million term loan drawn down under the amendments to the credit agreement in August 2012 and October 2012, which is due to March 31, 2013. In addition, in the event the Bluefin Tuna biomass at the farm had not increased, from growth or the fishing season, to meet certain agreed upon levels by certain dates up to $5.0 million would have been due August 31, 2012, an additional $5.0 million would have been due September 30, 2012, with the remaining payable on December 31, 2012. As our biomass increased resulting from our fishing season and growth, we were not required to make the $5.0 million payments due on August 31, 2012 and September 30, 2012.

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

For the three months ended September 30, 2012, our most significant sources of liquidity were cash from lines of credit with commercial banks and bridge loans. For the three months ended September 30, 2011, our most significant sources of cash were proceeds from the sale of Bluefin Tuna and cash from lines of credit with commercial banks and bridge loans. Significant uses of liquidity in both periods include funding of our operations, including fishing in Mexico and Croatia. In addition, in the three months ended September 30, 2011, uses of liquidity included repayment of amounts advanced by related parties and repayment of bank and other debt.

At September 30, 2012, we had $5.6 million in cash. On May 15, 2012, the Company reached an agreement with Atlantis whereby Atlantis and Umami agreed to offset all amounts due to Atlantis under the Atlantis Credit facility, including interest, and the amounts due to Atlantis Japan under the Sales Agency agreement effective as of March 31, 2012 (a total of $6.3 million) against amounts due to Kali Tuna and Baja for fish purchased by Atlantis Japan. Additionally, Atlantis and Atlantis Japan agreed to pay us for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling HRK 99.7 million or approximately $17.1 million USD on May 15, 2012) and Baja (totaling $1.1 million USD), totaling $18.2 million, representing the amounts that would have been received by Kali Tuna and Baja in their respective functional currencies had the accounts receivable been paid on their respective due dates. The amounts were due no later than July 31, 2012. On June 27, 2012, the agreement was amended whereby Atlantis and Atlantis Japan agreed to pay Kali Tuna as the secured party for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling JPY 1.3 billion or approximately $16.4 million USD on June 27, 2012).

The net amount due to the Company at September 30, 2012 of $17.8 million shown on the consolidated balance sheet represents the amount due to Kali in Japanese Yen converted into USD at the prevailing exchange rates on September 30, 2012 and the amount due to Baja in USD. The total amount due from Atlantis at September 30, 2012 discussed above ($18.2 million) represents the agreed upon amount due to the Company at the prevailing exchange rates on May 15, 2012 (the date of the agreement with Atlantis discussed above). To provide security for this total amount due to the Company, Atlantis has secured these obligations with 9.0 million of its shares in the Company. As Atlantis has not paid the net amount due by July 31, 2012, we have the right to liquidate enough of the 9.0 million shares of collateral to settle the total amount due to Kali Tuna and Baja and return any excess shares to Atlantis. In the event the proceeds from liquidation of all 9.0 million shares is insufficient to settle the total amount due to Kali Tuna and Baja, Atlantis would remain obligated to pay the remaining amount.

Of our total consolidated cash balance of $5.6 million at September 30, 2012, $1.5 million is held at our Croatian operation, $1.1 million is held at our Mexican operations, and $3.0 million is held by Umami and Oceanic. Under the terms of Kali Tuna's debt agreements, any movement of funds to Umami would require pre-approval by those lenders. However, under our current investment strategy, we do not anticipate any additional remittance of any of Kali Tuna's undistributed earnings as we consider them to be indefinitely reinvested. See further discussion at Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, our harvest season generally runs from October through February, which will generate additional cash flows. We believe our Croatian operation has sufficient capital to fund its farming operations through the 2012-2013 harvest season, based on their available cash balance at September 30, 2012, available financing and their projected cash flows from harvest.

In addition to their cash balance of $1.1 million at September 30, 2012, our Mexican operation had $2.0 million available under the AMERRA Agreement discussed above. We believe our Mexican operation has or will be able to obtain sufficient capital to fund its farming operations through the 2012-2013 harvest season, however it will need to obtain additional capital to (i) expand its fleet to increase the quantity of Bluefin Tuna or feed it can catch, or (ii) purchase additional Bluefin Tuna to increase its biomass. In addition, we will need to obtain additional financing to fund our corporate operations. We may pursue sources of additional capital by issuing securities through various financing transactions or arrangements, including joint ventures, debt or equity financing. We have previously addressed liquidity needs by issuing debt with commercially unfavorable terms, sometimes with warrants to purchase shares of our common stock. Additional financing may not be available when needed on commercially reasonable terms, or at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations as currently contemplated. Any additional equity financing may involve substantial dilution to our existing stockholders.

We expect to utilize a portion of these resources to pay debt service obligations in the next twelve months. Our debt service obligations in the next twelve months consist of (i) debt principal repayments of $55.2 million to financial institutions and unrelated third parties and (ii) approximately $2.5 million in interest payments due on financings from financial institutions and unrelated third parties. In addition, during the three months ended September 30, 2012, the Company paid $0.5 million for the option to purchase, for $3.0 million plus related costs, the rights to a contingent acquisition. The Company expects payment would be made, if required, by June 30, 2013.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

We charge abnormal mortalities, such as storm losses, against income in the period the loss occurs. Storm losses are more common in our Mexican operation than in our Croatian operation. In the Adriatic Sea off the coast of Croatia, the storms are less frequent and not as strong compared with the Pacific Ocean off Baja California. In addition, there are no natural predators in the Adriatic Sea. We did not incur any storm losses in the three months ended September 30, 2012 and 2011.

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

Consolidation and Operating Structure
The Company's consolidated financial statements include the operations of Umami Sustainable Seafood Inc. and its wholly-owned subsidiaries for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Based upon the criteria set forth in ASC 810, we have determined that we are the primary beneficiary in two VIEs, M.B. Lubin d.o.o. ("Lubin") in Croatia and Marpesca S.A. de C.V. ("Marpesca") in Mexico, as we absorb significant economics of the entities, have the power to direct the activities that are considered most significant to the entities, and provide financing to the entities. In addition, the entities do not have the total equity investment at risk sufficient to permit them to finance their activities without our support. As such, the VIEs have been consolidated within our consolidated financial statements. We were the primary beneficiary in one additional VIE, Kali Tuna Trgovina d.o.o. ("KTT"), prior to May 23, 2012 as discussed below. See Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion regarding these entities.

Prior to October 31, 2010, Kali Tuna operated a joint venture (the "BTH Joint Venture"). Under the terms of the BTH Joint Venture, Bluefin Tuna was acquired, farmed and sold at our Croatian site. Initially, the BTH Joint Venture was operated through a separate entity, Kali Tuna Trgovina d.o.o. ("KTT"), a Croatian-based company owned 50% by Kali Tuna and 50% by Bluefin Tuna Hellas A.E. ("BTH," an unrelated third party). In January 2008, all activities of the BTH Joint Venture were assumed by Kali Tuna. In October 2010, the BTH Joint Venture was terminated, at which time the BTH Joint Venture's remaining assets, consisting primarily of Bluefin Tuna biomass located at our Croatian farming sites, were purchased by Kali Tuna at the fair market value of $1.6 million. BTH had no operations subsequent to September 30, 2010. On May 23, 2012, the shares in KTT owned by BTH were transferred to Kali Tuna, whereby KTT became the wholly-owned subsidiary of Kali Tuna. Therefore, at June 30, 2012, KTT was no longer considered a VIE and was accounted for as a wholly-owned subsidiary of Kali Tuna.

Revenue Recognition
We recognize revenue from tuna sales when our tuna inventory is shipped, title has passed to the customer and collectability is reasonably assured.

Allowance for Doubtful Accounts
We record the substantial majority of our revenue by March 31 of each fiscal year. Our sales are typically large in size and small in number. As a result, our accounts receivable balance at June 30, our fiscal year end, is typically low. We review all invoices and will make a provision for the value of any amounts that in the view of the management are at risk. During the three months ended September 30, 2012 and 2011, we did not identify any doubtful accounts related to non-related party receivables. As of the date of this Quarterly Report on Form 10-Q, we have collected all amounts related to the three months ended September 30, 2012 and earlier sales to non-related parties. See discussion regarding related party receivables at Note 11 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
The total allowance for doubtful accounts related to non-related party receivables was nil on September 30, 2012 and September 30, 2011. See discussion regarding related party receivables at Note 11 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, September 30, 2012. Our Chief Executive Officer and our Chief Financial Officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012.

Based on this evaluation, these officers concluded that, as of September 30, 2012, these disclosure controls and procedures were not effective as a result of a an unremediated material weakness in our internal control over financial reporting, specifically related to accounting for deferred income taxes in international jurisdictions as of September 30, 2012, as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weakness is remediated.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of September 30, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012, management determined that due to a material weakness in the accounting for deferred income taxes, our internal control over financial reporting were not effective as of September 30, 2012.

We have historically outsourced preparation of the calculation of our tax provisions, including tax calculations related to deferred income tax to an external tax service provider.

The material weakness was caused by our accounting for deferred taxes in international jurisdictions. Our process of planning, supervision, and review of the computation of these deferred taxes in international jurisdictions was ineffective. Our process was also inefficient and these inefficiencies jeopardized our ability to record, process, summarize, and report the final calculations within the time periods specified in the SEC's rules and forms. This material weakness resulted in an accounting error which was corrected prior to the issuance of the consolidated financial statements for the year ended June 30, 2012. The accounting error and the inefficiencies and delays in our process of planning, supervision and review of these deferred tax calculations led management to conclude that a material weakness existed.

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

Croatian Customs Authorities
In February 2011, Croatian Customs Authorities ("CA") declared Kali Tuna, together with another Croatian tuna farming entity (the “seller”), jointly liable for a tax debt totaling about $0.9 million related to the purchase of live tuna and some bait that the seller sold to Kali Tuna. The tax debt consists of customs duties, value added tax and default interest which the CA allowed the seller not to pay based on the expected export of the live tuna. Since the seller instead sold the tuna locally to Kali, the duties, taxes and interest became payable immediately. Due to its insolvency and bankruptcy, the seller was only able to pay $0.1 million of the debt. Although Kali Tuna filed a complaint contesting the CA decree, it paid the $0.8 million in April 2011 in order to avoid possible enforcement. On August 8, 2012, the Croatian Ministry of Finance issued a final decree rejecting and terminating the Company's complaint contesting the CA decree. On October 12, 2012, the Company filed an appeal to annul the Ministry of Finance's decree. Management expects, based upon the facts and circumstances, that Kali Tuna’s appeal should ultimately prevail and the CA decree will be annulled and that any funds paid will be reimbursed.

Item 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the risk factors included in Part I, Item 1A – "Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1
Amendment No. 5 to Credit Agreement dated October 4, 2012 between Company and Baja Aqua Farms, S.A. de C.V., as borrowers, Amerra Capital Management, LLC, as administrative agent, and the lenders named therein *

10.1	Form of Non-Plan Stock Option Agreement for June 2010 Grants to Oli Valur Steindorsson and Dan Zang (2)
10.2	Form of Non-Plan Stock Option Agreement for Tim Fitzpatrick (2)
10.3	Form of Director Non-Plan Stock Unit Award Agreement dated July 4, 2012 *
10.4	Director Compensation Policy (adopted July 4, 2012) *
10.5	Non-Plan Stock Unit Award Agreement Dated July 1, 2012 *
31.1	Certification of the Principal Executive Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) *
31.2	Certification of the Principal Financial Officer furnished pursuant to Rule 13a-14(a) or Rule 15d-14(a) *
32	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Scheme Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
_________________________________
*    Filed herewith.
**    Furnished herewith.
(1)    Incorporated by reference to the Company's Annual Report on Form 10-K filed on October 12, 2012.
(2)    Incorporated by reference to the Company's Current Report on Form 8-K filed on July 16, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2012	Umami Sustainable Seafood Inc.

/s/ Oli Valur Steindorsson
President and
Chief Executive Officer

/s/ Tim Fitzpatrick
Chief Financial Officer