Form 10-K/A
period 2012-06-30
Umami Sustainable Seafood Inc.
filed 2012-11-21
CIK 1368765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2011: $25,005,000

The number of shares of the registrant’s common stock outstanding as of November 21, 2012 was 59,515,543.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2012 originally filed on October 12, 2012 (the “Original Filing”) by Umami Sustainable Seafood Inc., a Nevada corporation (“Umami,” the “Company,” “we,” or “us”). On October 30, 2012, we filed Amendment No. 1 to the Original 10-K (the “First Amendment”). We are filing this Amendment solely to indicate that the Company is relying upon the Commission’s Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder set forth in Release No. 34-68224, dated November 14, 2012.

On October 29, 2012, the Company made every effort to timely file the First Amendment, which contained the information required by Part III of Form 10-K and was due by 5:30 p.m. ET on October 29, 2012. However, due to Hurricane Sandy, our filing company was short-staffed on Monday, October 29th and, as a result, was unable to timely make final changes to the First Amendment and process the same for filing. The delays from Hurricane Sandy continued into Tuesday, October 30th, but the Company was able to file the First Amendment at 5:21 p.m. ET on that date, thus being issued a filing date of October 30, 2012.

You should read this Amendment in conjunction with the Original 10-K, the First Amendment and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K. The Original 10-K has not been amended or updated to reflect events occurring after June 30, 2012, except as specifically set forth in the First Amendment and this Amendment.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Oli Valur Steindorsson(2)	2012	250,000	52,000	—	41,809		343,809
President and Chief Executive Officer	2011	250,000	—	—	—		250,000

Tim Fitzpatrick(3)	2012	120,000	10,000	464,610	20,000	(4)	614,610
Chief Financial Officer

Vilhelm Gudmundsson(5)	2012	125,940	—	—	156,689		282,629
Former Chief Executive Officer of Oceanic Enterprises	2011	139,068	—	—	7,322		146,390

(1)	The amounts reported in the “Option Awards” column of the table above for each fiscal year reflects the fair value on the grant date of the option awards granted to the named executive officers during the fiscal year. These values have been determined under generally accepted accounting principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts reported above, please see the discussion of equity awards contained in Note 10 (Stock Options and Warrants) to our financial statements included in our Annual Report on Form 10-K for our 2012 fiscal year, which was filed with the SEC on October 12, 2012.

(2)	The amounts reported in the “Bonus” column for Mr. Steindorsson represent discretionary performance bonuses approved by the Compensation Committee for the fiscal year ended June 30, 2012. The amount reported in the “All Other Compensation” column for Mr. Steindorsson for fiscal 2012 represents payment by us for tax liability incurred by Mr. Steindorsson with respect to the discretionary bonus of $52,000 awarded to him in June 2012.

(3)	Mr. Fitzpatrick was appointed as our Chief Financial Officer, effective January 5, 2012.

(4)	This amount represents certain consulting fees paid to Mr. Fitzpatrick in December 2011 prior to his commencing employment with us.

(5)	Mr. Gudmundsson commenced employment with us on December 1, 2010 in connection with our acquisition of Oceanic. He resigned from his position as the chief executive officer of Oceanic on January 1, 2012 and is no longer our employee. The amount reported for him in the “All Other Compensation” column for fiscal 2012 includes $150,000 in fees for consulting services he provided after his termination of employment and $6,689 for car allowance prior to his termination. His consulting arrangement with us provides for him to receive a $20,000 fee per month and does not have a specified term. The consulting arrangement may be terminated by the Company at anytime.

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

Name	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Outstanding (1)
Beneficial Owners:

Atlantis Group hf (2)	37,258,948	62.3%
Aurora Investment Ltd. (3)	3,620,000	6.0%
Motomax S.A. de C.V. (4)	3,000,000	5.0%
Aur Capital Inc. (5)	480,000	*

Directors and Executive Officers:
Oli Valur Steindorsson (6)	41,892,281	68.6%
Michael David Gault (7)	37,258,948	62.3%
Villhelm Gudmundsson (8)	3,000,000	5.0%
Timothy P. Fitzpatrick (9)	65,625	*
James White (10)	30,000	*
Executive Officers and Directors as a Group (5 persons)	42,187,906	68.8%

*	Less than 1%

(1)	This table is based upon information supplied by officers and directors and upon information gathered by Umami about principal stockholders known to us based on Schedules 13G and 13F filed with the Securities and Exchange Commission (the “SEC”) and other information we reasonably believe to be accurate. Applicable percentages are based on 59,515,543 shares outstanding on October 25, 2012, adjusted as required by rules promulgated by the SEC. All shares of common stock subject to options currently exercisable or exercisable within 60 days after October 25, 2012 are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person.

(2)	Includes 258,948 shares issuable upon exercise of warrants that are exercisable within 60 days of October 25, 2012. The address of Atlantis Group hf is Storhofda 15 110, Reykjavik, Iceland.

(3)	The address of Aurora Investment Ltd. is Stórhöfða 23 110, Reykjavík, Iceland. Includes 640,000 shares issuable upon exercise of warrants that are exercisable within 60 days of October 25, 2012.

(4)	The address of Motomax S.A. de C.V. is 68 Linda Vista, Col Villahermosa, San Carlos, Neuvo Guaymas O5 00000, Mexico.

(5)	Includes 80,000 shares issuable upon exercise of warrants that are exercisable within 60 days of October 25, 2012. The address of Aur Capital Inc. is 405 Lexington Ave, 26th Floor, Suite 2640, New York, NY 10174.

(6)	Includes 37,000,000 shares owned by Atlantis that are currently outstanding and 258,948 shares issuable upon exercise of warrants owned by Atlantis that are exercisable within 60 days of October 25, 2012. Mr. Steindorsson may be deemed to be the beneficial owner of these shares in his capacity as Chief Executive Officer of Atlantis. Mr. Steindorsson disclaims beneficial ownership in the shares owned by Atlantis. In addition, includes 400,000 shares that are currently outstanding and 80,000 shares issuable upon exercise of warrants that are exercisable within 60 days of October 25, 2012 that are held by Aur Capital Inc. It further includes 2,980,000 shares that are currently outstanding and 640,000 shares issuable upon the exercise of warrants that are held by Aurora Investment Ltd. that are exercisable within 60 days of October 25, 2012. Mr. Steindorsson may be deemed a control person of Aur Capital Inc. and Aurora Investment Ltd. Also includes 533,333 shares issuable upon the exercise of options that are exercisable within 60 days of October 25, 2012. All of the shares held by Atlantis and Aurora are pledged.

(7)	Includes 37,000,000 shares owned by Atlantis that are currently outstanding and 258,948 shares issuable upon exercise of warrants owned by Atlantis that are exercisable within 60 days of October 25, 2012. Mr. Gault may be deemed to be the beneficial owner of these shares in his capacity as Chairman of Atlantis. Mr. Gault disclaims beneficial ownership in the shares owned by Atlantis.

(8)	Includes 3,000,000 shares owned by Motomax that are currently outstanding, Mr. Gudmundsson may be deemed to be the beneficial owners of these shares because his spouse is the sole shareholder of Motomax. Mr Gudmundsson disclaims beneficial ownership in the shares owned by Motomax.

(9)	Includes 65,625 shares issuable upon the exercise of options that are exercisable within 60 days of October 25, 2012.

(10)	Includes 30,000 shares owned by Mr. White that are currently outstanding.

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

From time to time, Atlantis, Aurora and Oli Steindorsson, our Chairman, President and Chief Executive Officer, have provided loan guarantees and other credit support through their banking relationships and Atlantis has pledged its shares in Umami as collateral for certain financing transactions with private party lenders. Since fiscal year 2008, Atlantis, Aurora and Mr. Steindorsson have provided guaranties in connection with our debt facilities. In the years ended June 30, 2012 and 2011, Atlantis, Aurora and Mr. Steindorsson continued to provide other loan guarantees or other credit support for our benefit. A description of which credit agreements include guaranties by these parties are as follows (monetary units in thousands:

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountants Fees

The following table summarizes the aggregate fees billed to us by our independent registered public accounting firm, McGladrey LLP (in thousands):

	Fiscal Year
	2012	2011
Audit fees(1)	$463,440	$978,602
Audit-related fees(2)	254,914	197,250
Tax fees(3)	65,996	33,766
All other fees(4)	—	—
Total	$415,038	$1,209,618

(1)	Audit fees consist of fees for professional services rendered in connection with the annual audits of (i) our consolidated financial statements, (ii) reviews of the interim consolidated financial statements included in quarterly reports, and (iii) fees for SEC registration statement services.
(2)	Audit-related fees consist of fees for assurance and related services, including comfort letters and fees related to the acquisition of Baja Aqua Farms.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services.
(4)	All other fees are fees billed by the auditor for products and services not included in the foregoing categories. There were no fees billed by McGladrey LLP related to the years ended June 30, 2012 and 2011.

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

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the Original Filing, the First Amendment and the exhibits listed in the exhibit index of this Amendment No. 2 to Annual Report on Form 10-K are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of November 2012.

UMAMI SUSTAINABLE SEAFOOD INC.

By:	/s/ Oli Valur Steindorsson
Oli Valur Steindorsson
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Amendment No. 2 to Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.5*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2012.

31.6*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2012.

* Filed herewith.