Form 10-Q
period 2012-12-31
Umami Sustainable Seafood Inc.
filed 2013-04-16
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q
  _______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52401

  UMAMI SUSTAINABLE SEAFOOD INC.
(Exact name of registrant as specified in its charter)
_______________________________

Nevada	98-06360182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1230 Columbia St. Suite 440 San Diego, CA	92101
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of April 16, 2013 was 50,555,543.

PART I. FINANCIAL INFORMATION
Item 1.  Unaudited Interim Consolidated Financial Statements
UMAMI SUSTAINABLE SEAFOOD INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,319	$10,827
Accounts receivable, trade, net	1,475	114
Accounts receivable, related party	—	17,261
Inventories	67,181	44,753
Refundable value added tax	2,272	1,821
Prepaid expenses and other current assets	6,762	3,792
Income taxes receivable	1,820	—
Total current assets	83,829	78,568
Property and equipment, net	24,342	16,975
Farming concessions	11,435	11,114
Goodwill	532	504
Deferred financing costs	75	505
Tuna quota and other assets	3,689	2,102
Total assets	$123,902	$109,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$56,623	$27,528
Accounts payable, trade	3,725	5,336
Accrued liabilities	4,213	2,388
Income taxes payable	12	3,071
Deferred income taxes	8,998	7,447
Total current liabilities	73,571	45,770
Long term debt	20,841	14,732
Derivative stock warrants	4,037	1,739
Deferred income taxes	1,459	1,459
Other long-term liabilities	37	40
Total liabilities	99,945	63,740
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock $0.001 par value, 100,000 shares authorized,
50,555 and 59,512 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	60	60
Additional paid-in capital	25,778	24,990
Retained earnings	14,223	23,346
Accumulated other comprehensive income	2,870	1,256
Treasury stock, at cost; 8,980 and 0 shares at December 31, 2012 and June 30, 2012, respectively	(14,817)	—
Total Umami Sustainable Seafood Inc. stockholders’ equity	28,114	49,652
Noncontrolling interests:
Lubin	(4,129)	(3,634)
Marpesca	(28)	10
Total non-controlling interests	(4,157)	(3,624)
Total equity	23,957	46,028
Total liabilities and stockholders’ equity	$123,902	$109,768

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenue	$20,836	$55,555	$22,271	$71,524
Cost of goods sold	(11,157)	(27,816)	(12,373)	(37,420)
Gross profit	9,679	27,739	9,898	34,104

Selling, general and administrative expenses	(3,907)	(3,656)	(8,437)	(7,117)
Provision for doubtful accounts, related party	(2,077)	—	(2,077)	—
Research and development expenses	(38)	(71)	(108)	(106)
Other operating income, net	136	116	233	183
Operating income (loss)	3,793	24,128	(491)	27,064

Gain (loss) from foreign currency transactions and remeasurements	(1,567)	(207)	(1,971)	357
Gain (loss) on derivative stock warrants	(13)	248	(2,317)	(204)
Loss on disposal of assets	—	(1)	(40)	(1)
Interest expense, net	(2,435)	(1,619)	(4,213)	(4,867)
Income (loss) before provision for income taxes	(222)	22,549	(9,032)	22,349
Income tax expense	(795)	(5,642)	(411)	(6,452)
Net income (loss)	(1,017)	16,907	(9,443)	15,897
Add net losses attributable to the non-controlling interests:
Lubin	116	451	282	707
Marpesca	6	31	38	57
KTT	—	1	—	2
Net income (loss) attributable to Umami Sustainable Seafood Inc. stockholders	$(895)	$17,390	$(9,123)	$16,663

Basic net income (loss) per share attributable to Umami Sustainable Seafood Inc. stockholders	$(0.02)	$0.29	$(0.16)	$0.28
Weighted-average shares outstanding, basic	57,377	59,512	58,446	59,512
Diluted net income (loss) per share attributable to Umami Sustainable Seafood Inc. stockholders	(0.02)	0.28	(0.16)	$0.27
Weighted-average shares outstanding, diluted	57,377	61,311	58,446	60,880

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Umami Sustainable Seafood Inc. Stockholders' Equity	Non-Controlling Interests		Total Equity
	Shares	Amount				Shares	Amount		Lubin	Marpesca
Equity June 30, 2012	59,512	$60	$24,990	$23,346	$1,256	—	$—	$49,652	$(3,634)	$10	$46,028
Treasury shares acquired from related parties	—	—	—	—	—	(8,980)	(14,817)	(14,817)	—	—	(14,817)
Stock-based compensation expense	—	—	733	—	—	—	—	733	—	—	733
Common stock issued upon exercise of warrants	23	—	36	—	—	—	—	36	—	—	36
Reclassification of derivative warrant liability	—	—	19	—	—	—	—	19	—	—	19
Comprehensive loss:
Net loss	—	—	—	(9,123)	—	—	—	(9,123)	(282)	(38)	(9,443)
Translation adjustments	—	—	—	—	1,614	—	—	1,614	(213)	—	1,401
Total comprehensive loss	—	—	—	—	—	—	—	(7,509)	(495)	(38)	(8,042)
Equity December 31, 2012	59,535	$60	$25,778	$14,223	$2,870	$(8,980)	$(14,817)	$28,114	$(4,129)	$(28)	$23,957

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income (loss)	$(1,017)	$16,907	$(9,443)	$15,897
Unrealized foreign currency translation gain (loss)	136	(951)	1,614	(2,311)
Comprehensive income (loss)	(881)	15,956	(7,829)	13,586
Comprehensive income (loss) attributable to non-controlling interests	(23)	170	(213)	372
Total comprehensive income (loss) attributable to Umami shareholders	$(904)	$16,126	$(8,042)	$13,958

The accompanying notes are an integral part of these Unaudited Interim Consolidated Financial Statements.

UMAMI SUSTAINABLE SEAFOOD INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended December 31,
	2012	2011
Operating activities
Net income (loss)	$(9,443)	$15,897
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	863	786
Stock-based compensation	733	122
Deferred income tax	1,242	—
Provision for doubtful accounts, related party	2,077	—
Loss on stock warrants	2,317	204
Amortization of deferred finance costs, debt discount and warrants included in interest expense	1,576	3,054
Loss on disposal of property and equipment	40	1
Foreign currency charges on foreign-denominated debt	274	546
Foreign currency charges on related party accounts receivables	(1,019)	—
Changes in assets and liabilities net of effects of business combination:
Accounts receivable, trade	(1,350)	(5,706)
Accounts receivable, related parties, net	—	(15,012)
Inventories	(19,568)	11,273
Refunded value added tax	(358)	(586)
Prepaid expenses and other assets	(722)	(3,166)
Income taxes receivable	(1,769)	—
Accounts payable, trade and accrued liabilities	(46)	(7,749)
Income taxes payable	(3,150)	5,293
Accounts payable to related parties	—	258
Other long-term liabilities	(3)	—
Net cash provided by (used in) operating activities	(28,306)	5,215
Investing activities
Purchases of property and equipment	(2,861)	(3,018)
Proceeds from sale of property and equipment	24	23
Option payment for contingent acquisition	(3,500)	—
Net cash used in investing activities	(6,337)	(2,995)
Financing activities
Bank financing	1,660	18,687
Bank repayments	(387)	(8,199)
Borrowings from unrelated parties	25,239	11,908
Repayments of borrowings from unrelated parties	—	(12,319)
Borrowings from related parties	—	1,315
Repayment of borrowings from related parties	—	(3,027)
Capital leases	(7)	(3)
Debt issuance costs paid	(175)	(452)
Proceeds from exercises of warrants	36	—
Net cash provided by financing activities	26,366	7,910
Subtotal	(8,277)	10,130
Effects of exchange rate changes on the balances of cash held in foreign currencies	1,769	2,113
Cash and cash equivalents at beginning of period	10,827	1,096
Cash and cash equivalents at end of period	$4,319	$13,339
Supplemental cash flow information
Cash paid during the year for:
Interest	$2,508	$1,556
Income taxes	4,212	1,767
Non-cash activities:
Assumption of debt in acquisition of fixed assets	$5,566	$—
Treasury shares acquired from a related party	$14,817	$—

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

Prior to June 30, 2010, the Company was a shell company known as Lions Gate Lighting Corp. ("Lions Gate"). On June 30, 2010, Lions Gate and Atlantis Group hf ("Atlantis"), the Company's former majority shareholder, completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin, in consideration for the issuance to Atlantis of 30.0 million shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna, a wholly-owned subsidiary of Bluefin acquired in 2005, and an indirect subsidiary of Atlantis, became an indirect wholly-owned subsidiary of Lions Gate. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes.

On July 20, 2010, the Company acquired 33% of Baja, and on November 30, 2010, it acquired virtually all of the remaining shares of Baja and all of the shares of its related party Oceanic. The Company currently owns 99.98% of Baja.

In August 2010, Lions Gate changed its name to Umami Sustainable Seafood Inc. The stock symbol on the OTC Bulletin Board was changed to UMAM on the same date.

The Company's core business activity is farming and selling Bluefin Tuna. The Company generates all of its revenue from the sale of Bluefin Tuna primarily into the Japanese sushi and sashimi market, and its sales are highly seasonal. The Company's farming operations increase the total weight of its Bluefin Tuna, which it refers to as biomass, by catching or, less frequently, purchasing Bluefin Tuna and then transporting them to its farms for growth by maintaining its Bluefin Tuna biomass inventory in farm pens over extended cycles.

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

2.    Going Concern

The Company recorded a net loss of $9.4 million for the six months ended December 31, 2012 and does not currently have sufficient available cash, available financing and projected cash flows to fund its operations for the next twelve months, which raises substantial doubt about the Company's ability to continue as a going concern. In addition, at December 31, 2012, $30.0 million was due under a credit facility which the Company did not pay and has not paid as of the date of this report, and an additional $22.0 million in principal and interest payments was due under credit facilities in February and March 2013, of which $10.3 million was repaid in February and March 2013. The Company's debt service obligations in the next twelve months consist of debt principal repayments of $53.3 million to financial institutions and unrelated third parties and approximately $2.4 million in interest payments due on financings from financial institutions and unrelated third parties.

The continuation of the Company is dependent upon its 2012-2013 harvest season, successful completion of additional financing arrangements and/or modification of existing financial arrangements, and/or sale of the Company's treasury stock to third parties. The Company plans to attempt to raise additional funds to finance its operating and capital requirements, including repayment of current financing arrangements and operational expenses, through a combination of equity and debt financings. The Company has previously addressed liquidity needs by issuing debt with commercially unfavorable terms, sometimes with warrants to purchase shares of its common stock. Additional financing may not be available when needed on commercially reasonable terms, or at all, and there is no assurance that equity or debt financings will be successful in raising sufficient funds to assure the eventual profitability of the Company. In addition, any additional equity financing may involve substantial dilution to the Company's existing stockholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.    Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements of Umami and its wholly-owned subsidiaries and its controlling variable interest entities have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information contained herein not misleading. Accordingly, the accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on October 12, 2012, as amended.

The interim consolidated financial statements at December 31, 2012 and for the three and six months ended December 31, 2012 are unaudited. In the opinion of management, all adjustments and disclosures considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods have been included. These adjustments are of a normal recurring nature. However, the reported results for the interim period ended December 31, 2012 are not indicative of the results that may be expected for the fiscal year ending June 30, 2013. The June 30, 2012 year-end balance sheet data was derived from the audited financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company's Annual Report on Form 10-K filed with the SEC on October 12, 2012, as amended.

The Company's functional and reporting currency is the United States dollar (the "USD"). Kali Tuna's and MB Lubin d.o.o.'s ("Lubin") (see below) transactions and balances have been measured in Croatian Kuna (the "HRK"), their functional currency, and their financial statements have been translated into USD. Baja's and Marpesca's (see below) financial statements are maintained in Mexican Pesos (the "MXN"), and have been remeasured into USD, their functional currency. The foreign currency translation adjustments, which relate solely to Kali Tuna and Lubin, are recorded in accumulated other comprehensive income, and are not adjusted for income taxes as they relate to an indefinite investment in a non-U.S. subsidiary. The resulting gain or loss related to Kali Tuna foreign currency transaction adjustments and Baja remeasurements is included in the statements of operations in gain/loss from foreign currency transactions and remeasurements. All amounts appearing in tables are stated in thousands of USD, unless indicated otherwise.

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

Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management exercises significant judgment in estimating the weight of the biomass of tuna inventories, the fair value of derivative stock warrant liabilities and stock based compensation, the fair value of treasury stock and related tax implications, recoverability of long-lived assets, purchase accounting and utilization of deferred tax assets. Actual results may differ from those estimates.

Basis of Consolidation

The Company's consolidated financial statements include the operations of Umami Sustainable Seafood Inc. and its wholly-owned subsidiaries for all periods presented. All significant intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities
Under ASC 810, "Consolidation," a variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Recently Issued Accounting Standards
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU amends ASC 350, “Intangibles — Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-2, "Other Comprehensive Income." This ASU amends ASC 220, "Comprehensive Income," and supersedes and replaces ASU 2011-05 "Presentation of Comprehensive Income" and ASU 2011-12 "Comprehensive Income," to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The standard would not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the guidance would require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income. The amendments in this ASU are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

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

The following table presents the calculation of the loss per share (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator: Net income (loss) attributable to Umami shareholders	$(895)	$17,390	$(9,123)	$16,663
Denominator: Weighted average shares outstanding (basic)	57,377	59,512	58,446	59,512
Effect of dilutive securities:
Stock options, unvested RSUs and warrants	—	1,799	—	1,368
Denominator: weighted average share outstanding (diluted)	57,377	61,311	58,446	60,880
Net income (loss) per share (basic)	$(0.02)	$0.29	$(0.16)	$0.28
Net income (loss) per share (diluted)	$(0.02)	$0.28	$(0.16)	$0.27

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

Value Added Tax (VAT or IVA)
Revenue is presented net of value added taxes collected. In Croatia ("VAT") and Mexico ("IVA", "Impuesto al Valor Agregado", or "VAT in Mexico"), is not charged on exports, and in Mexico, Bluefin Tuna is classified as a food which is IVA exempt. In both countries, the Company can claim back VAT or IVA paid on its business purchases. At December 31, 2012 and June 30, 2012, the VAT rate for Croatia was 25%, and the IVA rate for Mexico was 16%. The amount receivable from the Mexican and Croatian Tax authorities is recorded in the Company's balance sheet as "Refundable value added tax."

Cost of Goods Sold
Cost of goods sold includes costs associated with the initial catching or purchasing of tuna and costs associated with towing fish to the Company's farming operations, as well as farming costs, tuna shipping and handling costs and insurance costs related to the Company's Bluefin Tuna inventories. The Company's farming costs include feed costs, which are the largest component of growing costs, as well as other costs of farming such as employee compensation, benefits, and other employee-related costs for its farming personnel and direct costs incurred in the farming operation, including abnormal mortalities and storm losses. Finally, cost of goods sold in the six months ended December 31, 2012 and 2011 also reflects fair value adjustments representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. Changes in cost of goods sold do not necessarily correlate with revenue changes, as certain fishing and farming costs are relatively fixed. Costs of goods sold may be materially impacted by changes over which the Company has limited or no control, particularly feed costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of commissions payable arising from the Company's former sales agreement with Atlantis, compensation, benefits, and other employee-related costs for executive management, finance, human resources and other administrative personnel, third-party professional fees, allocated facilities costs, and other corporate and operating expenses.

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

Financial Assets and Liabilities
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. As of December 31, 2012 and June 30, 2012, the Company had certain liabilities, derivative stock warrants, that are required to be measured at fair value on a recurring basis. The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities all approximate their fair value due to their short-term nature. In addition, the Company believes the fair value of their short- and long-term borrowings approximate their carrying values based on change in control provisions in their debt agreements.

The Company's derivative stock warrants do not trade in an active securities market, and as such, the Company estimates the fair value of those warrants using a binomial pricing model. Some of the significant inputs are observable in active markets, such as the fair value of the Company's share price and risk free rate. Because some of the inputs to the Company's valuation model are either not observable quoted prices or are not derived principally from or corroborated by observable market data by correlation or other means, the warrant liability is classified as Level 3 in the fair value hierarchy. See Note 11 — "Equity Awards and Warrants" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion regarding the determination of fair value for these liabilities. The unrealized gains or losses on derivative stock liabilities are recorded as a change in fair value of derivative stock warrants in the Company's Consolidated Statements of Operations.

No other assets or liabilities are measured at fair value on a recurring basis, or have been measured at fair value on a non-recurring basis subsequent to initial recognition, on the accompanying consolidated balance sheets as of December 31, 2012 and June 30, 2012. The Company does not hold any financial instruments for trading purposes.

Financial liabilities measured at fair value on a recurring basis are summarized below (in thousands):

			Fair Value Measurements as of or at a Reporting Date Using:
	Liabilities	Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2012	Derivative stock warrants	$4,037	$—	$—	$4,037	$4,037

June 30, 2012	Derivative stock warrants	$1,739	$—	$—	$1,739	$1,739

There were no transfers between Level 1, Level 2 and Level 3 measurements during the six months ended December 31, 2012 or the year ended June 30, 2012.

The following table presents the qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a recurring basis at December 31, 2012 and June 30, 2012:

	Fair Value as of			Range (Weighted Average)
	December 31, 2012	Valuation Technique	Unobservable Inputs
Derivative stock warrants	$4,037	Binomial pricing model	Expected volatility	17% - 39% (27%)
			Exercise price for settlement warrants	$0.01 - $1.65 ($0.14)

	Fair Value as of			Range (Weighted Average)
	June 30, 2012	Valuation Technique	Unobservable Inputs
Derivative stock warrants	1,739	Binomial pricing model	Expected volatility	17% - 60% (32%)
			Exercise price for settlement warrants	$0.01 - $1.65 ($1.29)

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

Farming Concessions and Fishing Quotas
Farming concessions and fishing quotas are recorded at the acquisition cost or fair value as assessed at the date of acquisition. The concessions and quotas are determined to be indefinite lived assets that the Company evaluates for impairment annually or more frequently based on facts and circumstances.

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

The total allowance for doubtful accounts related to non-related party receivables was nil on December 31, 2012 and June 30, 2012. See discussion regarding receivables due from a related party at Note 12 – "Related Parties" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash and Cash Equivalents
The Company considers all highly liquid cash investments that mature in three months or less when purchased, to be cash equivalents. The Company's bank deposits are generally not covered by deposit insurance.

Accounting for Employee Equity Awards
The Company accounts for its share-based employee equity awards by expensing the estimated fair value of share-based awards over the requisite service and/or performance period, which is the vesting period. The measurement of stock-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors such as expected term of the award, stock price volatility, risk free interest rate, award forfeiture rate and dividend rate. The input factors to use in the valuation model are based on subjective future expectations combined with management judgment. The Company estimates the fair value of stock options granted using the Black-Scholes valuation model and the assumptions shown in Note 11 – "Equity Awards and Warrants" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The expected term of awards granted is estimated based on the simplified method as documented in Staff Accounting Bulletin ("SAB") 107 and SAB 110 for companies that do not have sufficient data to provide for a reasonable basis for the expected term. Since the Company has limited prior trading history, stock price volatility is estimated based on the historical volatility of similar companies in the same industry as the Company. The risk-free interest rate is estimated based upon rates for U.S. Treasury securities with maturities equal to the expected term of the options. The forfeiture rate was estimated to be zero as options and RSUs have only been granted to six individuals who are members of the Company's management and Board of Directors, and because of their position with the Company (with the exception of its former Chief Executive Officer) are not anticipated to leave prior to the option maturities, and because the

Company has no history of forfeitures. The Company does not presently expect to pay dividends. Stock-based compensation cost of restricted stock units ("RSUs") is measured by the market value of the Company's common stock on the date of grant.

Derivative Stock Warrants
Warrants to purchase approximately 4.1 million shares of the Company's common stock are currently accounted for as liabilities as of December 31, 2012 due to specific features within the warrant agreements. See Note 11 – "Equity Awards and Warrants" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further discussion.

Treasury Stock
On December 10, 2012, the Company exercised its right to realize on the pledge of 8,980,000 shares of Umami common stock which had been provided as security for outstanding receivables due from the Company's former majority shareholders, Atlantis Co. Ltd. and Aurora Investments ehf, into the names of the Company's subsidiaries, Kali Tuna d.o.o. and Baja Aqua Farms, S.A. de C.V., pursuant to various pledge agreements between the Company's subsidiaries, Atlantis and Aurora. These shares have been accounted for as treasury stock at December 31, 2012 and recorded at cost on the Company's consolidated balance sheet. See further discussion regarding this transaction and the valuation of the treasury stock at Note 12 – "Related Parties" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

4.    Significant Concentrations

Revenue concentration for sales of Bluefin Tuna to the Company's major customers (including related parties) for the six months ended December 31, 2012 and 2011 were as follows (as a percentage of total net revenue):

	Six Months Ended December 31,
	2012	2011
Atlantis Group and Subsidiaries (Related Party)	0.2%	26.5%
Sirius Ocean Inc.	25.2	10.3
Daito Gyorui Co., Ltd	—	20.7
Kyokuyo Co., LTD	46.5	11.9
Global Seafoods Co., LTD	18.9	9.6

During the six months ended December 31, 2012, 97.5% of the Company's net revenue was generated by sales to Japanese customers, compared to 98.8% in the six months ended December 31, 2011. During the six months ended December 31, 2012, the sources of the Company's net revenues were 2% from Croatia and 98% from Mexico, compared to 29% from Croatia and 71% from Mexico in the six months ended December 31, 2011. At December 31, 2012, approximately 53% of the Company's long-term assets were located in Mexico, 46% were located in Croatia and 1% were located in the United States.

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

5.    Inventories

Inventories were comprised as follows as of December 31, 2012 and June 30, 2012 (in thousands):

	December 31, 2012	June 30, 2012
Live stock inventories:
under 30 kg.	$28,025	$9,792
30-60 kg.	17,943	18,041
61-90 kg.	12,995	5,439
91+ kg.	5,356	1,834
	64,319	35,106
Inventory in transit (fishing season in progress)	—	5,561
Fish feed and supplies	2,862	4,086
Total inventories	$67,181	$44,753

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

6.    Other Current Assets

Other current assets were comprised as follows as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Prepaid fishing expenses	$1,155	$1,100
Other receivables and deposits	3,803	148
Prepaid quota and other expenses	1,726	2,197
Prepaid insurance	78	347
	$6,762	$3,792

During the six months ended December 31, 2012, the Company paid $3.5 million for the option to purchase the rights to a contingent acquisition, which was recorded as Other Receivables and Deposits at December 31, 2012.

7.    Property and Equipment

Property and equipment were as follows as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Cost:
Land	$444	$420
Buildings	2,655	2,507
Vessels	21,956	15,389
Machinery and equipment	11,977	10,335
Fixtures and office equipment	408	384
Construction in progress	2,344	1,196
	39,784	30,231
Less accumulated depreciation:
Buildings	1,265	1,138
Vessels	6,966	5,853
Machinery and equipment	6,977	6,072
Fixtures and office equipment	234	193
	15,442	13,256
Property and equipment, net	$24,342	$16,975

Property and equipment is depreciated over the estimated useful lives of the related assets, using the straight line method.  The useful life will depend upon the asset and its use estimated as follows:

Asset	Estimated Useful Lives
Vessels	10 - 20 years
Farm Equipment	2 - 6 years
Machinery	4 - 10 years
Fixtures and office equipment	2 - 10 years

Depreciation expense for each of the six months ended December 31, 2012 and 2011 was $0.9 million and $0.8 million, respectively.

8.    Acquisitions

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

Balance, June 30, 2011	$585
Foreign currency translation adjustments	(81)
Balance, June 30, 2012	$504

9.    Borrowings

The Company's borrowings were comprised as follows as of December 31, 2012 and June 30, 2012 (monetary units in thousands):

	Borrowing Party	Facility	Maturity Date	Interest Rate	Effective rate at December 31, 2012	December 31, 2012	June 30, 2012
Amerra Capital Management, LLC	Umami	USD 39,000	December 31, 2012 and March 31, 2013	9%+1YR LIBOR + 11.75% 1YR LIBOR	10.68%	$39,000	$13,315
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	February 15, 2013	4.4% floating *	5.74%	5,097	4,826
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	March 15, 2013	4.4% floating *	5.65%	5,229	4,952
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 80,000	December 31, 2014	40% at HBOR 2.8% + 60% at 3%+floating T-Bill	4.60%	13,946	13,205
Erste&Steiermaerkische bank d.d.	Lubin	EUR 550	January 31, 2018	3M EURIBOR+5%	5.53%	584	603
Privredna banka Zagreb d.d.	Kali Tuna	EUR 2,505	March 31, 2014	3M EURIBOR+4.75%	5.05%	2,516	2,371
Erste&Steiermaerkische bank d.d.	Lubin	EUR 1,778	June 30, 2020	2%	2.32%	2,193	—
Erste&Steiermaerkische bank d.d.	Lubin	EUR 814	June 30, 2020	4%	4.42%	1,004	—
Croatian Bank for Reconstruction and Development	Lubin	EUR 1,779	June 30, 2025	2%	2.17%	2,251	—
Croatian Bank for Reconstruction and Development	Lubin	EUR 813	June 30, 2025	4%	4.38%	1,028	—
Privredna banka Zagreb d.d.	Kali Tuna	EUR 1,300	October 15, 2013	1M EURIBOR+4.75%	6.43%	1,710	—
Bancomer	Baja	MXN 46,878	February 22, 2013	TIEE + 5.0%	9.77%	3,673	3,487
Total obligations under capital leases						160	14
Less: Debt Discount						(927)	(513)
Total borrowings						$77,464	$42,260

Classification of borrowings:
Short-term borrowings						$56,623	$27,528
Long-term debt						20,841	14,732
Total borrowings						$77,464	$42,260
* Interest rate as of December 31, 2012 or latest practicable date prior to repayments, if paid in full prior to December 31, 2012.

Material Credit Agreements - Croatian Operations:
The Company's Croatian operations are funded with local bank debt that is secured by most of the Bluefin Tuna inventory, fixed assets and concessions of its Croatian operations. Most of the loans require pre-approval for any funds to be distributed outside of the Croatian operations. At December 31, 2012, Kali Tuna had $35.0 million in bank debt, of which $14.2 million was current and $20.8 million was long-term. At December 31, 2012, the Company had $0.6 million of cash on hand available for use by its Croatian operations. The following is a description of the material indebtedness owed by the Company's Croatian operations:

Erste & Steiermaerkische Bank Loans
On October 30, 2007, Kali Tuna entered into a framework credit agreement with Erste & Steiermaerkische bank d.d. ("Erste & Steiermaerkische"), which was renewed on January 21, 2008. The framework agreements provided for a secured credit facility consisting of three revolving credit lines: (i) a credit line of HRK 29.2 million (USD $5.1 million at December 31, 2012), granted under the short term revolving credit agreement dated November 12, 2007, payable successively or at once on February 15, 2012, with a variable interest rate of 5.0%; (ii) a credit line of HRK 30.0 million (USD $5.2 million at December 31, 2012), granted under the short term revolving credit agreement dated June 6, 2008, payable successively or at once on March 15,

2012, with a variable interest rate of 5.0%; and (iii) a credit line of JPY 180.0 million, payable successively or at once on March 1, 2012, with a variable interest rate of 3-month LIBOR + 6.5%. The funds were to be used for preparation of goods for export and other export purposes. The first two of the mentioned agreements were executed as part of the program of the Croatian Bank for Reconstruction and Development ("HBOR") for advancement of export, which included a subsidized interest rate, and were each renewed for one additional year. The JPY 180.0 million credit line was repaid in full in March 2012 and has not been renewed. On March 15, 2012, the HRK 29.2 million and HRK 30.0 million credit lines were extended to February 15, 2013 and March 15, 2013, respectively, and, in connection therewith, the interest rates were reduced from 5.0% to 4.4%. Kali Tuna has repaid in full the balances due under the two credit lines due in February and March 2013 (HRK 59.2 million or approximately USD $10.3 million) and expects to draw on these revolving credit lines to fund its working capital needs.

On April 15, 2011, Lubin entered into a credit agreement with Erste & Steiermaerkische. The agreement provides for a secured credit facility of EUR 0.6 million (USD $0.6 million at December 31, 2012) with interest payable monthly at a variable rate of three-month EURIBOR plus 5.0%. The loan matures on January 31, 2018. Funds advanced were used for operational purposes at the Company's Croatian operations. The loan/facility is secured by certain fixed assets of the Company's Croatian operations. Kali Tuna is jointly liable for all of Lubin's obligations under the facility.

On June 8, 2011, Kali Tuna entered into an additional syndicated credit agreement with Erste & Steiermaerkische and HBOR. The agreement provides for a secured credit facility consisting of a credit line of HRK 80.0 million (USD $13.9 million at December 31, 2012), which was fully drawn at December 31, 2011, with 40.0% of the credit line (funds of HBOR) accruing interest at a variable rate of 2.8% and the remaining 60.0% at a variable rate equal to the rate accruing on Croatian National Bank bills with maturity of 91 days, plus 3.0%. The facility matures on December 31, 2014 and is repayable in one installment. The interest is payable quarterly. Funds advanced are to be used for working capital needs for the operation of the farming sites of Kali Tuna in Croatia or for the purchase of Bluefin Tuna, and require that matching funds (at least 45%) be provided by the Company. The line is secured by live Bluefin Tuna owned by Kali Tuna in Croatia, as well as other security instruments, including guaranties issued by Lubin, Atlantis and Umami. See further discussion regarding Atlantis' guarantees of the Company's debt at Note 12 – "Related Parties" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In August 2012, Lubin entered into an agreement with Conex Trade d.o.o. ("Conex") to purchase Bluefin Tuna quota and two fishing vessels in exchange for a EUR 1.5 million payment in cash and assumption of Conex's four loans with Erste & Steiermaerkische bank and HBOR totaling EUR 5.2 million (USD $6.4 million translated at the prevailing rate on the date of the agreement and USD $6.5 million at December 31, 2012). The two loans with Erste & Steiermaerkische mature in June 2020 and the two loans with HBOR mature in June 2025. The loans are payable in quarterly installments beginning September 30, 2012. Interest accrues monthly at a rate of 2.0% per annum on two of the loans and 4.0% per annum on the other two loans, and is payable quarterly. Because the terms of the loans were more advantageous than the Company would have been able to obtain for a similar credit facility in the open market, the fair value of the loans was determined to be EUR 4.6 million ($5.6 million translated at the prevailing rate on the date of the agreement), and a discount of EUR 0.6 million ($0.8 million translated at the prevailing rate on the date of the agreement) was recorded. The loans are secured by the acquired fishing vessels and other security instruments.

Other Bank Loans
Kali Tuna also has a loan from Privredna banka Zagreb d.d. for EUR 2.5 million (USD $2.5 million at December 31, 2012) that matures on March 31, 2014 and is payable in three annual installments which began March 31, 2012. The first annual installment was paid early in January 2012. Interest is payable monthly based on the three-month EURIBOR rate plus 4.75%. Funds advanced were granted for the purchase of certain assets and for working capital purposes. The loan is secured by certain of the Company's fish inventory in Croatia as well as certain other security instruments, including the pledge over two motor boats owned by the seller of those assets. The parties established that the value of the pledged Bluefin Tuna inventory amounted to HRK 29.7 million on March 31, 2011, and Kali Tuna undertook to maintain a certain value of inventory until the full repayment of the loan. Under the agreement, Kali Tuna undertook various other obligations, including not to assume further debts or to encumber its assets in a manner that could affect its ability to repay the loan, to inform the bank of all material changes (including changes of the company status) or changes affecting its business or ability to repay the loan and to conduct its monetary operations through the bank on a pro rata basis in relation to other creditors. In case of default, the bank may terminate the agreement with immediate effect and make due the total amount of the loan. Events of default include a delay in repaying any of its obligations under the agreement (or any other agreement it may enter into with the bank), a material adverse changes that may reasonably affect the ability of Kali Tuna to fulfill its obligations under the agreement and a change of the company name or address of which the bank is not informed within three days. In addition, Kali Tuna undertook not to perform any activities that could endanger the environment or any activities in breach of the applicable regulations relating to environmental protection for the duration of the agreement.

On October 26, 2012, Kali Tuna entered into a revolving loan agreement with Privredna banka Zagreb d.d. for EUR 1.3 million (USD $1.7 million at December 31, 2012) that matures on October 15, 2013. Interest accrues monthly at a variable rate of one-month EURIBOR plus 4.75%, payable quarterly. The loan is secured by live Bluefin Tuna owned by Kali Tuna in Croatia, as well as other security instruments.

Material Credit Agreements - Mexican Operations:
On February 22, 2012, Baja entered into a revolver facility with BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer ("Bancomer") for MXN 46.9 million (USD $3.7 million at December 31, 2012) that accrues interest payable at an annual rate of the 28-day period TIIE and is unsecured. This facility originally was to mature on February 22, 2013, however in February 2013 the maturity date was extended to February 8, 2014. At December 31, 2012, Baja has drawn all funds available under the facility. Under this facility Baja is not subject to restrictive covenants other than customary affirmative covenants such as the periodic delivery of financial statements and compliance with applicable Mexican environmental laws and regulations. This facility does not restrict the ability of Baja to pay dividends.

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

The AMERRA Agreement provides for a secured credit facility consisting of loans in an aggregate principal amount of up to $30.0 million (increased to $35.0 million in August 2012, including a $5.0 million term loan facility, and increased again in October 2012 to $39.0 million, including a $9.0 million term loan facility), with a variable interest rate of one-year LIBOR plus 9.0% for a portion of the loans and LIBOR plus 11.75% for a portion of the loans. At December 31, 2012, no additional funds were available under the line.

Funds advanced were to be used solely to refinance certain of the Company's indebtedness, to finance the working capital needs of Baja and to pay expenses incurred in connection with the credit facility. The loans were funded in multiple tranches. The first tranche of $5.2 million was received on September 7, 2011 in the amount of $5.1 million, of which $3.1 million was used to repay a secured note with a maturity date of March 31, 2012, plus accrued interest and to pay placement agent costs totaling $0.1 million, with the remainder being used as general working capital for growth and reinforcement of infrastructure at the Company's facility in Mexico. The second tranche of $1.1 million was received on September 15, 2011. In January 2012, the Company repaid $0.3 million of the initial funds. The third tranche of $4.0 million was received on April 16, 2012 in the amount of $3.9 million. In addition, the fourth tranche of $0.4 million was received on May 24, 2012, the fifth tranche of $0.5 million was received on June 8, 2012, and the sixth tranche of $2.0 million was received on June 26, 2012. Six additional tranches totaling $20.1 million with net proceeds of $19.4 million were received in July through September 2012, including $5.0 million received as a term loan with net proceeds of $4.8 million under the credit agreement. Two additional tranches totaling $6.0 million with net proceeds of $5.9 million were received in October 2012, including $4.0 million received under the term loan facility with net proceeds of $3.9 million under the credit agreement.

At December 31, 2012, $30.0 million was due under the facility, with an additional $9.0 million due on March 31, 2013 under the term loan facility drawn down under the amendments to the credit agreement in August 2012 and October 2012. The Company did not pay the $30.0 million due at December 31, 2012 and the $9.0 million due at March 31, 2013, and has not paid these amounts due as of the date of this report. As a result, AMERRA can declare the Company in default and accelerate the Company's outstanding indebtedness under the default provisions of the AMERRA Agreement. In addition, at December 31, 2012, the Company was not in compliance with financial covenants required under the AMERRA Agreement. Generally, if an event of default under any of the Company's debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of the Company's outstanding debt could become due. The Company is seeking and will continue to seek restructured loan terms from AMERRA. If the Company is not able to reach agreement with AMERRA as to restructured loan terms, or if it is unable to comply with the restructured loan terms, this could lead to a declaration of default and an acceleration of the outstanding debt under the Company's debt agreements. The Company's failure to satisfy its covenants under its debt agreements, and any consequent acceleration and cross-acceleration of its outstanding indebtedness, would have a material adverse effect on its business operations, financial condition and liquidity and would raise substantial doubt about its ability to continue as a going concern. In addition, an event of default would also trigger an adjustment to the Company's derivative warrant liability. See Item 1A – "Risk Factors" included elsewhere in this Quarterly Report on Form 10-Q for additional discussion.

The notes are secured by (1) substantially all of the Umami's assets, including the shares it holds in Baja and Oceanic and (2) pledges of the common stock of Marpesca made by Baja. Moreover, each of Atlantis, Aurora Investments ehf ("Aurora"), Oceanic and Mr. Steindorsson have guaranteed prompt and complete performance of Umami's obligations under the AMERRA Agreement and related contracts. See further discussion regarding Atlantis' guarantees of the Company's debt at Note 12 – "Related Parties" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In August 2011, the Company also issued five-year warrants to the Lending Parties to purchase 500,000 shares of its common stock at an initial exercise price of $1.50. In connection with the AMERRA Agreement, the Company granted the Lending Parties demand and piggyback registration rights and agreed to indemnify them and AMERRA against certain expenses related to the transaction and controversies arising thereunder or in connection with their registration rights, should they occur. The warrants are subject to anti-dilution protection should their then-applicable exercise price be greater than the price or exercise price of certain subsequently issued common stock or securities (including additional warrants), among other circumstances. The Company accounted for these warrants as a liability at December 31, 2012.

The Company and its subsidiaries are subject to a number of restrictions under the AMERRA Agreement that affect their ability to incur indebtedness, transfer assets, issue dividends and make investments, among other activities. For instance, subject to certain exceptions, the Company and its subsidiaries: (1) may not incur or permit to exist any indebtedness, unless the indebtedness: (a) is pre-existing or is a like-amount renewal of pre-existing debt, (b) is used to finance the acquisition and maintenance of capital assets and does not exceed $0.5 million, (c) is related to trade letters of credit, (d) is certain subordinated debt, (e) is incurred to harvest or increase our biomass, (f) is assumed pursuant to a permitted acquisition, (g) is secured and does not exceed $5.0 million outstanding at any time, or (h) qualifies under another limited exemption; (2) may not create, incur or permit any lien on our existing or subsequently acquired property, or assign or sell any rights (including accounts receivable) in respect of any property; (3) may not, without prior approval from certain of the Lending Parties, undergo a fundamental corporate change or dispose of substantially all of the Company's or any of its subsidiaries' assets or the stock in its subsidiaries; (4) may not engage in any business other than the type conducted when the Company entered into the agreement or a business reasonably related to that type; (5) may not hold or acquire any securities (including pursuant to a merger) of, make any loan to or guarantee for, or permit to exist an interest in any assets of, another person or entity, or acquire the assets of another person or entity constituting a business unit, except in the case of (a) short-term U.S. Treasuries, certain highly-rated commercial paper or money market funds, and certain other similar securities, (b) an investment in the capital stock of an existing subsidiary, (c) mergers or other combinations in which the Company or its subsidiary is the survivor and the acquired company operates in a complementary line of business, subject to the approval of AMERRA or (d) other investments or transactions otherwise permitted under the agreement; (6) may not make certain restricted payments, including, in the case of the Company but not its subsidiaries, cash or other non-stock dividends; (7) may not sell to, purchase from, or otherwise engage in any transactions with any affiliates not in the ordinary course and on arm's-length terms, unless the transaction only involves the Company and its subsidiaries or is otherwise permitted under the agreement; (8) may not enter or permit to exist any arrangement that restricts (a) the Company and its subsidiaries' ability to create liens against property or assets or (b) the Company's subsidiaries' ability to pay dividends, repay loans to, or guarantee the indebtedness of, the Company or other of its subsidiaries, subject to certain exceptions. The Company is also subject to certain financial ratio requirements and both Umami and Baja must maintain minimum amounts of working capital.

See Note 12 – "Related Parties" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the borrowings from related parties.

Deferred financing costs of $0.2 million and $0.5 million were incurred in the six months ended December 31, 2012 and 2011, respectively. Deferred financing costs of $0.6 million and $0.7 million were amortized in the six months ended December 31, 2012 and 2011, respectively.

10.    Variable Interest Entities

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

MB Lubin d.o.o.
Under Croatian law, a foreign-owned company may engage in fishing in Croatian waters only if such right of the respective foreign-owned company derives from Croatia's obligations set forth in the International Treaties, such as by use of a VIE like Lubin. The Company's farming operation in Croatia needs access to Bluefin Tuna to stock the farm and various bait fish to feed the biomass at the farm. Lubin is a Croatian-based marine company that is owned by one of the members of the Company's Croatian management team. Lubin owns various boats and has the right to fish for Bluefin Tuna and various bait fish, including pilchard, mackerel, horse mackerel and anchovy. In July 2009, the Company entered into twenty-year agreements whereby Lubin is required to provide services exclusively to Kali Tuna related to fish farming, live Atlantic Bluefin Tuna catching and catching of bait fish. Kali Tuna may also purchase feed and Bluefin Tuna from other suppliers.

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

Kali Tuna Trgovina d.o.o.
Prior to October 31, 2010, Kali Tuna operated the BTH Joint Venture. Under the terms of the BTH Joint Venture, Bluefin Tuna was acquired, farmed and sold at our Croatian site. Initially, the BTH Joint Venture was operated through a separate entity, KTT, a Croatian-based company owned 50% by Kali Tuna and 50% by BTH, an unrelated third party). In January 2008, all activities of the BTH Joint Venture were assumed by Kali Tuna. In October 2010, the BTH Joint Venture was terminated, at which time the BTH Joint Venture's remaining assets, consisting primarily of Bluefin Tuna biomass located at our Croatian farming sites, were purchased by Kali Tuna at the fair market value of $1.6 million. BTH had no operations or results subsequent to September 30, 2010. On May 23, 2012, the shares in KTT owned by BTH were transferred to Kali Tuna, whereby KTT became a wholly-owned subsidiary of Kali Tuna. Therefore, as of June 30, 2012, KTT was no longer considered a VIE and was accounted for as a wholly-owned subsidiary of Kali Tuna. KTT had a net loss of $2,000 for the six months ended December 31, 2011. KTT had no results subsequent to March 31, 2012.

The Company has determined that Kali Tuna and its affiliates provided the majority of financial support to Lubin through various sources, including the purchase and sale of inventory, rental income and unsecured loans. In addition, as of December 31, 2012, Kali Tuna was a guarantor for repayment of Lubin's note payable to Erste & Steiermaerkische in the amount of EUR 0.6 million ($0.6 million).

Financial support provided by Kali Tuna and its affiliates to Lubin as of and during the three and six months ended December 31, 2012 and 2011 is as follows:

	Lubin		Lubin
	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Rental income and sale of inventory	$756	$747	$1,347	$1,389

	December 31, 2012	June 30, 2012
Unsecured loans	$10,282	$7,792

Selected information from Lubin's balance sheet as of December 31, 2012 and June 30, 2012, and the results of its operations for the three and six months ended December 31, 2012 and 2011 were as follows:

	December 31, 2012	June 30, 2012
Total assets	$12,946	$5,307
Total liabilities	16,918	8,793
Stockholders' equity (deficit)	(3,972)	(3,486)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenue	$756	$747	$1,347	$1,389
Net loss	(116)	(185)	(282)	(498)

Marpesca S.A. de C.V.
Under Mexican law, a majority foreign-owned company cannot own the right to fish in Mexican waters. Baja's farming operation needs access to various bait fish to feed the biomass at the farm. Marpesca is a Mexican-based fishing company that is owned 49% by Baja and 51% by Baja's General Manager, Victor Manuel Guardado France. Mr. Guardado is the Company's nominee for Mexican regulatory purposes, does not have decision-making authority and is not an executive officer or significant employee of Umami. Decision-making authority for Marpesca lies solely with Baja's management. Marpesca leases a fishing boat from Baja and has the right to fish for various bait fish. Baja provides financing for Marpesca and Marpesca does not have total equity investment at risk sufficient to permit it to finance its activities without the support of Baja. It also does not have the fixed assets that it requires to carry out these fishing activities without leasing them. Currently, these are leased from Baja. The Company has therefore determined that Marpesca is a variable interest entity and that Baja is the primary beneficiary.

The Company has determined that Baja has provided the majority of the financial support to Marpesca through various sources, including the purchase and sale of inventory. Selected information from Marpesca's balance sheet as of December 31, 2012 and June 30, 2012, and the results of its operations for the three and six months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenue	$293	$420	$469	$1,055
Net income (loss)	(32)	(184)	(203)	(190)

	December 31, 2012	June 30, 2012
Total assets	$643	$529
Total liabilities	1,196	879
Stockholders’ deficit	(553)	(350)

A portion of the operating cost for the non-controlling interest of Lubin and Marpesca is inventoried by Kali Tuna and Baja, respectively, to reflect the actual operating costs of Lubin's and Marpesca's bait operations. The Company expects that the stockholders' deficit at Lubin and Marpesca will be absorbed by Umami shareholders in the future.

11.    Equity Awards and Warrants

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

On June 30, 2010, stock options were granted to one employee to purchase a total of 300,000 shares of the Company's common stock at $1.00 per share. Of these options, 50,000 vested immediately, an additional 50,000 shares vested on June 30, 2011, the first anniversary of the grant, and an additional 100,000 shares vested on June 30, 2012, the second anniversary of the grant. An additional 100,000 shares will vest on June 30, 2013, third anniversary date of the grant. The options have a five-year contractual term with 2.5 years remaining at December 31, 2012.

On January 4, 2012, stock options were granted to one executive officer to purchase up to 875,000 shares of the Company’s common stock with an exercise price of $1.60 per share, the last quoted price of the Company’s stock on January 4, 2012. Upon the closing of a single firm commitment underwritten public offering of shares of the Company’s common stock in which the gross proceeds to the Company are at least $40.0 million (a “Qualified Equity Offering”), 55% of the options will vest. The remaining 45% of the options will vest equally in six installments every six months, with the first installment vesting on July 4, 2012. In addition, in the event of a Qualified Equity Offering, the officer will receive an option to purchase a number of additional shares of the Company’s common stock such that immediately following the option grant, he will own, assuming full exercise of all option grants held by him, not less than 1.0% of the Company’s fully-diluted capital stock. Furthermore, pursuant to a compensatory arrangement effective July 1, 2012, the option to purchase up to 875,000 shares of the Company's common stock will vest and become exercisable upon the occurrence of certain conditions precedent. The options have a five-year contractual term with 4.0 years remaining at December 31, 2012.

Canceled Options
On June 30, 2010, stock options were granted to Oli Steindorsson, the Company's former Chief Executive Officer and former Chairman of the Company's Board of Directors, to purchase a total of 800,000 shares of the Company's common stock at $1.00 per share. Of these options, 133,333 vested immediately, an additional 133,333 shares vested on June 30, 2011, the first anniversary of the grants, and an additional 266,667 shares vested on June 30, 2012, the second anniversary of the grants. Effective December 8, 2012, Oli Steindorsson resigned from all of his positions with the Company and from all of his positions with all of the Company’s subsidiaries, including Chairman of the Company’s Board of Directors and Chief Executive Officer of the Company. Subsequent to his resignation, the Company's Board of Directors determined that his resignation should be deemed a termination for cause, and therefore all of his vested and unvested options were canceled effective the date of his resignation. As such, the Company reversed $65,000 of stock compensation expense related to his unvested options in the three months ended December 31, 2012. The options had a five-year contractual term with 2.6 years remaining at the date of cancellation.

On December 6, 2011, January 31, 2012 and March 1, 2012, stock options were granted to the Company's three independent directors to purchase a total of 600,000 shares (200,000 shares each) of its common stock. The options had exercises prices ranging from $1.82 to $2.29 per share. Of these options, 200,000 vested immediately, and an additional 200,000 shares would have vested on each of the second and third anniversary dates of the grants. The options had a five-year contractual term. Effective July 4, 2012, the Compensation Committee of the Board of Directors of the Company approved a compensatory arrangement with the Company's three independent directors, which included a total grant of 600,000 RSUs of the Company that will be payable, upon vesting, on a one-for-one basis in shares of the Company’s common stock. Under the compensatory arrangement, the directors' outstanding options to purchase a total of 600,000 shares each of the Company’s common stock, which were granted on December 6, 2011, January 31, 2012 and March 1, 2012, were canceled and replaced with these RSUs.

Valuation of Stock Options
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

Stock option activity during the six months ended December 31, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding as of June 30, 2012	2,575,000	$1.45	3.9 years
Options granted	—
Options exercised	—
Options canceled	(1,400,000)	$1.46	3.4 years
Options forfeited	—
Outstanding as of December 31, 2012	1,175,000	$1.45	2.3 years
Vested and exercisable as of December 31, 2012	265,625	$1.15	2.9 years
Non-vested and expected to vest as of December 31, 2012	909,375	$1.53	2.1 years

The intrinsic value of stock options is calculated as the amount by which the fair value of the Company's common stock exceeds the exercise price of the option. At December 31, 2012, the fair value of the Company's common stock exceeded the exercise price for all outstanding options. As such, the intrinsic value at December 31, 2012 of the Company's options outstanding, vested and exercisable was $0.2 million, and the intrinsic value of options outstanding and expected to vest was $0.6 million. As of December 31, 2012, total unrecognized stock compensation expense related to stock options was $0.2 million, which is expected to be recognized over the remaining vesting period of 0.5 to 2.0 years.

Restricted Stock Units

RSUs generally entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company's common stock. Stock-based compensation cost of RSUs is measured by the market value of the Company's common stock on the date of grant.

Effective July 1, 2012, the Compensation Committee of the Board of Directors of the Company approved a compensatory arrangement with one executive officer of the Company. The compensatory arrangement includes a grant of 500,000 RSUs that will be payable, upon vesting, on a one-for-one basis, in shares of the Company’s common stock. Under the compensatory arrangement, the executive officer's outstanding option to purchase up to 875,000 shares of the Company’s common stock, which was granted on January 4, 2012, as well as the officer's new award of RSUs, will vest (and the options will become exercisable) upon the occurrence of certain conditions precedent. The grant date fair value of these RSUs was $0.7 million, which will be recognized over the expected term of the units.

Effective July 4, 2012, the Compensation Committee of the Board of Directors of the Company approved a compensatory arrangement with the Company's three independent directors. The compensatory arrangement includes a total grant of 600,000 RSUs that will be payable, upon vesting, on a one-for-one basis in shares of the Company’s common stock. Under the compensatory arrangement, the directors' outstanding options to purchase a total of 600,000 shares each of the Company’s common stock, which were granted on December 6, 2011, January 31, 2012 and March 1, 2012, were canceled and replaced with these RSUs. The new award of RSUs will vest upon the occurrence of certain conditions precedent. The grant date fair value of these RSUs was $0.8 million, and the total incremental cost resulting from the modification was $0.9 million, which will be recognized over the expected term of the units. The compensatory arrangement also includes adoption of an amended cash compensation plan for the Company's independent directors effective July 4, 2012. Under the plan, each independent director will receive an annual cash retainer of $40,000 per calendar year, plus $1,000 per board of directors or board committee meeting attended, but not to exceed $5,000 per calendar quarter in meeting fees. In addition, an independent director who serves as lead director or Chairman of the Audit Committee of the Board of Directors of the Company will receive an annual cash retainer of $10,000, and an independent director who serves as Chairman on the Compensation Committee of the Board of Directors of the Company will receive an annual cash retainer of $5,000. The plan is retroactive to the date of each independent directors' election to the Board of Directors.

The following table summarizes RSU activity for unvested awards for the six months ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at June 30, 2012	—
Granted	1,100,000	$1.36
Vested	—
Canceled/forfeited/expired	—
Unvested at December 31, 2012	1,100,000	$1.36

As of December 31, 2012, there was $0.9 million of total unrecognized compensation cost related to non-vested RSUs, which the Company expects to recognize over a period of 0.75 to 1.5 years. At December 31, 2012, the aggregate intrinsic value of the RSUs outstanding was $0.6 million.

There was no tax benefit related to the stock based compensation because no options or RSUs have been exercised to date. Stock-based compensation expense recognized as selling, general and administrative expenses in the Consolidated Statements of Operations was $0.7 million and $0.1 million for the six months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, total unrecognized stock compensation expense related to stock options and non-vested RSUs was $1.1 million, which is expected to be recognized over the remaining vesting period of 0.5 to 2.0 years.

Stock Warrants
As of December 31, 2012, the Company had issued warrants to purchase 11.1 million shares of the Company's common stock to various parties in conjunction with debt offerings and private placements, as compensation for services, and in settlement of a dispute. The Company's warrants are accounted for as equity or liabilities based on specific features within the warrant agreements. Stock warrants that embody obligations of the issuer must be classified as liabilities. Examples of an obligation include put options that if exercised would require an entity to repurchase its equity shares by physical settlement or issuing another instrument, contracts that contain terms granting settlement in a variable number of shares, or contracts that require net cash or net share settlement. All other stock warrants generally should be accounted for as equity instruments. As of December 31, 2012, warrants were outstanding as follows (warrants in thousands):

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance at June 30, 2012	11,113	$1.60
Exercised	(50)	$1.80
Balance at December 31, 2012	11,063	$1.60	2.7 years

In the six months ended December 31, 2012, certain third-party warrant holders exercised warrants through cashless exercises. A portion of the warrants exercised were net settled in satisfaction of the exercise price. The exercises are summarized in the following table:

Warrants Exercised	Exercise Price	Net Shares to Warrant Holder	Warrants Net Settled for Exercise	Cash Proceeds from Exercise
30,000	$1.80	3,477	26,523	$—
20,000	$1.80	20,000	—	$36,000

Derivative Stock Warrant Liability
The Company accounts for its derivative stock warrants in accordance with the applicable FASB guidance as discussed in Note 3 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Under this guidance, derivative stock warrants are accounted for as fair value liabilities and are valued using Level 3 inputs, with changes in fair value included in net income (loss).

The fair value of the liability associated with the Company's derivative stock warrants increased to $4.0 million at December 31, 2012 from $1.7 million at June 30, 2012, which resulted in a $2.3 million loss from the change in fair value of warrants for the six months ended December 31, 2012.

Approximately 4.1 million warrants are currently accounted for as liabilities as of December 31, 2012 due to specific features within the warrant agreements. The following table sets forth a summary of the change in our Level 3 derivative stock warrant liability for the three months ended December 31, 2012 (in thousands):

Balance at June 30, 2012	$1,739
Unrealized losses in fair value recognized in operating expenses	2,317
Reclassification of derivative warrant liability	(19)
Balance at December 31, 2012	$4,037

The Company's derivative stock warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using a binomial pricing model using the following assumptions:

	December 31, 2012	June 30, 2012
Exercise price	$1.00 - $3.00	$1.00 - $3.00
Fair value of common stock	$1.94	$1.38
Expected dividends	—	—
Expected volatility	27%	32%
Risk-free interest rate	0.72%	0.72%
Expected term (in years)	2.9	3.2

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

12.    Related Parties

Related parties are those parties which have influence over the Company, directly or indirectly, either through common ownership or other relationship. In 2005, Kali Tuna, a limited liability company organized under the laws of the Republic of Croatia, was acquired by Atlantis Group hf ("Atlantis"), an Icelandic holding company currently in bankruptcy. Atlantis was the Company's largest stockholder and an affiliate of the Company's former Chief Executive Officer. Atlantis or Atlantis Co., Ltd., ("Atlantis Japan"), a wholly-owned subsidiary of Atlantis, served as the Company's exclusive sales agent through the 2011-2012 harvest season (see further discussion at —"Sales Agency Agreement" below). In addition, for the six months ended December 31, 2011, Atlantis Japan and other Atlantis subsidiaries, purchased from the Company, for their own account and not as sales agents, approximately $19.0 million of Bluefin Tuna, representing 26.5% of the Company's total sales for that period. There were no sales to Atlantis Japan in the six months ended December 31, 2012, however there were $48,000 in sales to an Atlantis subsidiary in the six months ended December 31, 2012. The Company's sales contract with Atlantis Japan was terminated effective March 31, 2012. The Company has adopted policies that prohibit any future related party transactions with Atlantis or Atlantis Japan. In addition, subsequent to September 30, 2012 but prior to the Company filing its quarterly report on Form 10-Q as of and for the three months ended September 30, 2012 on November 14, 2012, the Company adopted policies that prohibit any future related party transactions with any Atlantis subsidiaries. Except for this sales relationship, Atlantis Japan did not provide any other function to the Company. The Company had also entered into financing transactions with Aurora, a former shareholder of the Company that is indirectly owned by the Company's former Chief Executive Officer, who is also a director of Aurora.

Effective December 8, 2012, Oli Steindorsson, the Company's Chief Executive Officer and Chairman of the Company's Board of Directors, resigned from all of his positions with the Company and from all of his positions with all of the Company’s subsidiaries.

In December 2012, Atlantis and its subsidiaries were declared in default under various credit and collateral agreements by various of their creditors, including Umami. As a result, by February 14, 2013, creditors, including Kali Tuna and Baja, foreclosed on all shares of the Company's common stock previously owned by Atlantis and Aurora. As a result of these foreclosures, Atlantis and Aurora are no longer shareholders of the Company, and Mr. Steindorsson is no longer a direct or beneficial owner of any shares in the Company. In addition, Daito Gyorui Co., Ltd, one the Company's major customers, became a significant shareholder of the Company at December 31, 2012. Atlantis is the holder of record of 258,948 warrants to acquire Umami common stock, and Aurora is the holder of record of 640,000 warrants to acquire Umami common stock. In January 2013, Atlantis Group filed for bankruptcy in Iceland and Mr. Steindorsson filed for personal bankruptcy in Iceland.

Financing Transactions
At June 30, 2011, the Company owed Atlantis and Aurora $4.3 million and $5.3 million in notes payable and accrued interest and fees, respectively. On July 7, 2011, the Company entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million. This amount included funds utilized for the refinance of the $4.0 million of the notes payable due to Atlantis on June 30, 2011. New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses). Principal amounts drawn under the credit line bore interest at the rate of 1.0% per month based on the average amount outstanding payable monthly, and required payment of a 1.25% fee related to the advances. During the year ended June 30, 2012, the Company borrowed an additional $1.3 million from Atlantis, repaid $2.7 million to Atlantis and Aurora and paid $3.0 million to others on Atlantis' behalf. Also, during the year ended June 30, 2012, the Company issued warrants to acquire 258,948 shares of its common stock at an exercise price of $3.00 in connection with amounts borrowed from Atlantis. The notes and accrued interest totaling $5.4 million were due and payable March 31, 2012. In addition, the Company owed Atlantis Japan $0.9 million in commissions at March 31, 2012. However, on May 15, 2012, the Company reached an agreement with Atlantis whereby Atlantis and Umami agreed to offset all amounts due to Atlantis under the Atlantis Credit facility, including interest, and the amounts due to Atlantis Japan under the Sales Agency agreement effective as of March 31, 2012 (a total of $6.3 million) against amounts due to Kali Tuna and Baja for fish purchased by Atlantis Japan. Additionally, Atlantis and

Atlantis Japan agreed to pay the Company for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling HRK 99.7 million or approximately $17.1 million USD on May 15, 2012) and Baja (totaling $1.1 million USD), totaling $18.2 million, representing the amounts that would have been received by Kali Tuna and Baja in their respective functional currencies had the accounts receivable been paid on their respective due dates. On June 27, 2012, the agreement was amended whereby Atlantis and Atlantis Japan agreed to pay Kali Tuna as the secured party for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling JPY 1.3 billion or approximately $16.4 million USD on June 27, 2012).

To provide security for the total amount due to the Company, Atlantis had secured these obligations with 9.0 million of its and its affiliated companies' shares in the Company. As Atlantis did not pay the net amount due by July 31, 2012, the Company had the right to liquidate enough of the 9.0 million shares of collateral to settle the total amount due to Kali Tuna and Baja. On December 10, 2012, the Company exercised certain rights under the pledge agreements and registered the 9.0 million pledged shares into the names of its subsidiaries, Kali Tuna d.o.o. and Baja Aqua Farms, S.A. de C.V. The Company does not believe that exercising its rights under the collateral agreements changes or relieves Atlantis' obligation to repay in full the amounts it is owed by Atlantis. The Company is using all means to recover the amounts due from Atlantis, including but not limited to claims in Atlantis' bankruptcy. As Atlantis is currently in bankruptcy, the Company does not expect that it will be able to collect the amounts due from Atlantis, and as a result, the Company believes it will only be able to recover the fair value of the 9.0 million shares registered in the names of the Company's subsidiaries.

The Company hired a third party valuation firm to assist them in valuing the 9.0 million pledged shares, On the date of the transfer of the shares, the fair value of the shares was determined to be $14.8 million ($1.65 per share). As a result, bad debt expense of $2.1 million was recognized in the Company's statement of operations for the three and six months ended December 31, 2012, as the balance of the receivable due from Atlantis was $16.9 million on December 10, 2012. The amount due to the Company at December 10, 2012 of $16.9 million represented the amount due to Kali in Japanese Yen converted into USD at the prevailing exchange rate on December 10, 2012 and the amount due to Baja in USD. The shares were recorded as treasury stock on the Company's consolidated balance sheet and recorded at their deemed cost, which was determined to be their fair value on the settlement date.

During the six months ended December 31, 2011, the Company paid $0.6 million in interest to Atlantis and Aurora. No interest was due or paid to Atlantis or Aurora in the six months ended December 31, 2012.

Sales of Bluefin Tuna
In the year ended June 30, 2012, Atlantis Japan and other Atlantis subsidiaries purchased a total of $29.4 million of Bluefin Tuna from the Company's operations. Of the total amount purchased, $16.9 million remained outstanding and was past due at December 10, 2012. See further discussion regarding this receivable at "Financing Transactions" above. The Company had sales of $48,000 to an Atlantis subsidiary in the six months ended December 31, 2012.

Sales Agency Agreement
In October 2011, the Company entered into a sales agency agreement with Atlantis Japan, giving Atlantis Japan exclusive rights to sell the Company's Bluefin Tuna in Japan. Under the agreement, the Company paid Atlantis Japan a 2.0% sales commission for all sales it made on the Company's behalf to non-related parties up to 4.0 billion Japanese Yen (approximately $52 million), and 1.0% for all sales above that amount. Commissions under the agreement were payable quarterly. The agreement was retroactive to July 1, 2011 and was terminated effective March 31, 2012. Commission expense for the six months ended December 31, 2011 was $1.0 million. There was no commission expense for the six months ended December 31, 2012.

Other
In fiscal 2012 and prior, the Company reimbursed Atlantis for certain services provided to the Company, as well as out of pocket expenses paid on the Company's behalf. For the six months ended December 31, 2011, $0.2 million was billed for services and reimbursements. No services or reimbursements were billed to the Company by Atlantis in the six months ended December 31, 2012.

From time to time, Atlantis, Aurora and Oli Steindorsson, our former Chairman, President and Chief Executive Officer, have provided loan guarantees and other credit support through their banking relationships and Atlantis and Aurora had pledged their shares in the Company as collateral for certain financing transactions with private party lenders. Since fiscal 2008, Atlantis, Aurora and Mr. Steindorsson have provided guaranties in connection with the Company's debt facilities. While Atlantis, Aurora and Mr. Steindorsson continue to provide loan guarantees for certain of the Company's existing obligations, the

Company believes that such guarantees will not be renewed. A description of the credit agreements which include guaranties by these parties are as follows (monetary units in thousands):

					Borrowing Outstanding
Guarantor(s)	Lender	Borrowing Party	Facility	Interest Rate	December 31, 2012	June 30, 2012
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	4.4% floating *	$5,097	$4,826
Atlantis	Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	4.4% floating *	5,229	4,952
Atlantis, Aurora, O. Steindorsson	Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 80,000	40% at HBOR 2.8% + 60% at 3%+floating T-Bill	13,946	13,205
Atlantis, Aurora, O. Steindorsson	Amerra Capital Management, LLC	Umami	USD 39,000	9%+1YR LIBOR + 11.75% 1YR LIBOR	39,000	13,315
* Interest rate as of December 31, 2012 or latest practicable date prior to repayments, if paid in full prior to December 31, 2012.

Related party amounts included in the Company's balance sheet and income statement are as follows:

Balance Sheet	December 31, 2012	June 30, 2012
Trade accounts receivable, related parties, net	$—	$17,261

	Three Months Ended December 31,		Six Months Ended December 31,
Income Statement	2012	2011	2012	2011
Sales to Atlantis and subsidiary - included in net revenue	$34	$18,787	$48	$18,987
Provision for doubtful accounts	(2,077)	—	(2,077)	—
Reimbursement of costs - included in selling, general and administrative expenses	—	—	—	157
Commission expense - included in selling, general and administrative expenses	—	734	—	1,044
Interest expense (including amortization of original issue discounts, deferred financing costs and warrants)	—	311	—	611

13.    Income Taxes

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

The Company recorded income tax expense of $0.4 million for the six months ended December 31, 2012, compared to $6.5 million for the six months ended December 31, 2011. The tax expense in the six months ended December 31, 2012 and 2011 is primarily due to foreign operating profits generated in the period. The estimated annual effective tax rate for 2013 of (5)% differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign tax income rate differentials, the valuation allowance against the Company's domestic deferred tax assets and discrete tax effects for foreign currency losses.

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

Unremitted earnings of Kali Tuna have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable as it is not anticipated such earnings will be remitted to the United States. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable. The Company periodically evaluates its investment strategies for Kali Tuna to determine whether its foreign earnings will be indefinitely reinvested offshore and, accordingly, whether U.S. income taxes should be provided when such earnings are recorded. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend. Baja earnings are considered to be repatriated to the United States and the Company, to fund the Company's current operations and debt obligations taken out primarily for the acquisition and operations of Baja. Therefore, income taxes are provided on the excess of the amount of financial reporting basis over tax basis of the investment in Baja through the six months ended December 31, 2012.

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties related to uncertain tax positions at December 31, 2012 or December 31, 2011, and did not recognize interest or penalties in the Statements of Operations during the six months ended December 31, 2012 and 2011.

The tax years 2009 to 2011 remain open to examination by federal and state taxing jurisdictions and the tax years 2005 to 2011 remain open to examination by foreign jurisdictions. However, the Company has net operating losses ("NOLs") beginning in fiscal 2005 which would cause the statute of limitations to remain open for the year in which the NOL was incurred.

14.    Commitments and Contingencies

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

15.    Subsequent Events

None.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of our financial condition as of December 31, 2012 and our results of operations for the three and six months ended December 31, 2012 and 2011. You should read the following discussion in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as amended, including management's discussion and analysis therein, as well as the accompanying consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q.

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

Examples of forward looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the following categories of expectations about:

•	customer demand for Bluefin Tuna and market prices, and the availability of numerous potential customers;

•	potential changes to Bluefin Tuna quotas, concessions and regulations;

•	general economic conditions, particularly in Japan;

•	our ability to collect outstanding receivables;

•	the amount of liquidity available at reasonable rates or at all for ongoing capital needs;

•	our ability to raise additional capital with a lower cost of capital than we currently receive if necessary to execute our business plan;

•	our ability to attract and retain a new chief executive officer;

•	the outcome of legal proceedings affecting our business;

•	our ability to reduce our selling, general and administrative expenses in the future by moving our sales and marketing functions in-house; and

•	our insurance coverage being adequate to cover the potential risks and liabilities faced by our business.

Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Part 1, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as amended, for a discussion of these and other risks and uncertainties. You should not assume at any point in the future that the forward looking statements in this Quarterly Report on Form 10-Q are still valid. We do not intend, and undertake no obligation, to update our forward looking statements to reflect future events or circumstances, except as required by law.

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

Our core business activity is farming and selling Bluefin Tuna. We generate all of our revenue from the sale of Bluefin Tuna primarily into the Japanese sushi and sashimi market, and our sales are highly seasonal. Our farming operations increase the total weight of our Bluefin Tuna, which we refer to as biomass, by catching or, less frequently, purchasing Bluefin Tuna and then transporting them to our farms for growing by maintaining our Bluefin Tuna biomass inventory in farm pens over extended cycles.

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

We sell substantially all of our Bluefin Tuna to a small number of Japanese customers. In fiscal 2011, sales to four customers accounted for 98.9% of our net revenue and in fiscal 2012, sales to these same four customers plus two additional customers accounted for 99.3% of our net revenue. Sales to four customers accounted for 97.6% of our net revenue in the six months ended December 31, 2012, and sales to six customers accounted for 99.3% of our net revenue in the six months ended December 31, 2011. As a result, we anticipate continuing to generate substantially all of our revenue from a small number of Japanese customers. We are therefore susceptible to changes in Japanese demand for Bluefin Tuna, which may be materially affected by macroeconomic changes, among other things, as well as exchange rate fluctuations between the Japanese Yen and the US dollar. Our Japanese customers' contract for and pay for Bluefin Tuna purchases in Japanese Yen. We negotiate over a period of several months with more than 15 potential customers who have the ability to buy Bluefin Tuna from us in bulk through a distribution channel centered around freezer boats, which process, freeze, and transport up to 800 tons of Bluefin Tuna in a single shipment. At the conclusion of our negotiations we select four to six customers who have offered to buy in large bulk at a mutually agreed-upon price. Because of the scale of bulk purchases in this freezer boat channel, we sell to a small number of customers. We believe that we are not captive to any customer and that there are alternative purchasers consistently available while we are negotiating price and volume terms. We also sell a smaller amount of our Bluefin Tuna through a fresh sales channel by truck and air transport to auction houses in Japan.

Our ability to hire, train and retain a skilled aquaculture workforce, the availability of high-quality feed, how we manage the feeding process, water quality and temperatures are critical factors affecting the growth of our biomass. Our farming operations are also subject to conditions of nature primarily related to storms and water quality, and our Mexican operations are also subject to natural predators. At our Mexican operations, storms can damage cages to the point where Bluefin Tuna may escape or be killed. Storms also may allow predators such as seals and sea lions to enter the cages and kill our Bluefin Tuna. At our Croatian operations, storms are generally less severe, our cages are more protected by natural features such as islands, and there are no natural Bluefin Tuna predators. We carry insurance policies for both operations for loss, under which we have chosen relatively high deductibles. We incurred storm-related losses of $0.2 million in the three and six months ended December 31, 2011. We did not experience any storm losses in the six months ended December 31, 2012.

Prior to June 30, 2010, we were a shell company known as Lions Gate Lighting Corp. ("Lions Gate"). On June 30, 2010, Lions Gate and Atlantis Group hf ("Atlantis"), our former majority stockholder, completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin Tuna Acquisition Group ("Bluefin") in consideration for the issuance to Atlantis of 30.0 million shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna, d.o.o. ("Kali Tuna"), a wholly-owned subsidiary of Bluefin acquired in 2005, and an indirect subsidiary of Atlantis, became an indirect wholly-owned subsidiary of Lions Gate. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes. On July 20, 2010, we acquired 33% of Baja, and on November 30, 2010, we acquired virtually all of the remaining shares of Baja and all of the shares of its related party Oceanic Enterprises, Inc. We currently own 99.98% of Baja.

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

Existing Biomass Growth. Existing biomass growth is a key measure because it tells us how many kilograms of growth we can expect from our current biomass, which in turn will allow us to produce biomass for further growth or sale. Existing biomass growth is the difference in the total biomass of our existing Bluefin Tuna between one measuring point and another, net of natural mortalities. Biomass growth varies depending on water temperature, age, size and condition of Bluefin Tuna, the quantity and quality of feed we obtain and provide, and any natural mortalities that occur. Younger Bluefin Tuna grow at a faster rate than mature Bluefin Tuna. Newly acquired Bluefin Tuna that have not been fully fed previously will typically have a higher growth rate than the Bluefin Tuna that have become accustomed to farm feeding after being in our farms for a few months. Bluefin Tuna are warm-blooded fish, meaning they can regulate and raise their body temperatures above water temperatures by means of muscular activity, and as such will grow more slowly in cold water because they utilize a portion of the energy from feeding to keep warm. Existing biomass growth is a key measure because it informs us of the projected amount of biomass available for future sale, which, along with cost data, is a key factor in management decisions regarding optimal operational scale and duration for growing and farming operations. Biomass growth increased 282 metric tons, or 30%, from 933 metric tons for the six months ended December 31, 2011, to 1,215 metric tons for the six months ended December 31, 2012. The increase in growth was primarily due to a larger average inventory of biomass during the six months ended December 31, 2012 compared to the six months ended December 31, 2011, resulting from a combination of a larger catch of Bluefin Tuna and less sales of biomass inventory during the six months ended December 31, 2012 compared to the same period in fiscal 2012, which resulted in more Bluefin Tuna to grow during the six months ended December 31, 2012. In addition, we experienced warmer water and better feed availability during the six months ended December 31, 2012, which increases growth in Bluefin Tuna.

Feed Conversion Ratio. Feed conversion ratio, or FCR, is the measure of how many kilograms of feed it takes to add one kilogram of weight to our Bluefin Tuna stock. FCR is dependent upon a large number of factors, including the total quantity and fat content of feed, the size of the Bluefin Tuna, and the temperature of the water. A lower FCR typically means lower feed costs per kilogram of biomass and therefore higher gross margin potential for the same feed cost. However, variances in feed costs also affect gross margin potential. In general, the higher the fat content of feed, the higher our feed costs will be. We continually seek to refine our Bluefin Tuna feeding practices to improve our FCR. FCR worsened (increased) 2.3, or 13%, from approximately 18.4 for the six months ended December 31, 2011 to approximately 20.7 for the six months ended December 31, 2012. The deterioration in FCR was primarily due to better availability of feed and therefore increased feeding of our fish to prepare the fish for harvest and to better survive the colder winter months.

Caught Bluefin Tuna. Caught Bluefin Tuna is a key biomass measure. The size of our annual catch directly affects the amount of biomass in our farms growing as inventory, which directly affects potential future revenue. Our Baja operations are subject to input limits on the amount of biomass we can add to our farms annually. Our Croatian operations are regulated by a catch quota system and maximum input and capacity limits on our farms. A regulatory body, the International Commission for the Conservation of Atlantic Tunas, or ICCAT, issues a total catch quota for Croatia for each year based in part upon advice from scientists. Each Croatian vessel that is licensed to catch Bluefin Tuna is assigned a certain portion of that quota. These fishing quotas are subject to annual review and renewal, and may be materially decreased. In the six months ended December 31, 2011, our Mexican operations caught 1,069 metric tons of Bluefin Tuna. In the six months ended December 31, 2012, our Mexican operations caught 2,611 metric tons of Bluefin Tuna. Historic catches are not necessarily indicative of future catches. The increase in the six months ended December 31, 2012 compared to the six months ended December 31, 2011 was primarily due to a record fishing season. Our overall fishing results are subject to material changes based on circumstances beyond our control related to fish habits and changes in regulatory requirements and environmental conditions, and our Baja results are also subject to material changes based on the number and quality of boats and supporting infrastructure we are able to employ in a given fishing season.

Storm Losses. Storm losses negatively affect the amount of biomass available for future sale and therefore potential future revenue. We maintain insurance covering storm losses, subject to high deductibles. Storm losses were 16 metric tons for the six months ended December 31, 2011 and nil for the six months ended December 31, 2012. The decrease in storm losses primarily resulted from improved weather conditions in Mexico and less storm-related losses as we moved most of our Bluefin Tuna in Mexico to a more secure farm at Punta Banda that was acquired in December 2011, which is more sheltered from storms than our other farm sites in Mexico.

Bluefin Tuna Sales. Sales of our Bluefin Tuna in the past have not been limited by demand, but by the amount that we have determined to sell. Our Bluefin Tuna sales and prices received may also be affected by market supply. A decrease in market supply would generally lead to an increase in market prices, which would affect the amount that we determine to sell. Tuna sales reduce inventory levels and therefore negatively affect potential future revenue from our farming operations. Bluefin Tuna sales decreased 1,824 metric tons, or 64%, from 2,852 metric tons for the six months ended December 31, 2011, to 1,028 metric tons for the six months ended December 31, 2012. The decrease was primarily due to our decision in fiscal 2012 to meet our operational financing needs by harvesting our fish earlier than usual. In fiscal 2012, the majority of our harvesting was completed in the first and second fiscal quarter. In fiscal 2013, the majority of our harvesting has been completed in the second and third fiscal quarter.

The following table summarizes our estimated biomass and changes in biomass for the six months ended December 31, 2012 and 2011 in metric tons:

	Six Months Ended December 31,
	2012	2011
Beginning biomass	2,337	3,418
Growth, net of mortality	1,215	933
Caught	2,611	1,069
Storm losses	—	(16)
Biomass sales	(1,028)	(2,852)
Ending	5,135	2,552

Net biomass added from operations during year	3,826	1,986

Revenue Per Kilogram. The revenue we generate per kilogram of biomass sold is a key factor to our operating results. Our overall average revenue per kilogram of biomass sold that we realized decreased from $25.08 in the six months ended December 31, 2011 to $21.66 in the six months ended December 31, 2012. Our revenue per kilogram of biomass sold is impacted by the size distribution of the Bluefin Tuna we sell, as well as fresh versus frozen sales. Generally, Bluefin Tuna sell for more per kilogram as they increase in size (e.g., sales prices can be up to 33% per kilogram more for larger tuna than smaller tuna), and the average size of Bluefin Tuna sold by our Croatian operations have been larger than our Mexican operations. In addition, fresh Bluefin Tuna sell for more per kilogram than frozen Bluefin Tuna. Market prices for Bluefin Tuna generally have varied significantly due in part to supply and demand changes. Attempting to explain the reasons for the changes would be speculative, and we are unable to predict future supply and demand changes. Market prices for Bluefin Tuna have also significantly declined in U.S. dollar terms in the six months ended December 31, 2012 due to demand changes and the depreciation of the JPY against the USD.

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

The following non-GAAP table is a summary of our costs and margins showing our gross margin and the effect of the purchase price adjustment for the six months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net Revenue	$20,836	$55,555	$22,271	$71,524
Cost of Goods Sold	(11,157)	(27,816)	(12,373)	(37,420)
Gross Profit	9,679	27,739	9,898	34,104

Gross Profit %	46%	50%	44%	48%

Add back: fair value purchase price adjustments	$101	$937	$101	$2,238

Non-GAAP gross profit after fair value purchase price adjustments	$9,780	$28,676	$9,999	$36,342

Non-GAAP gross profit % after fair value purchase price adjustments	47%	52%	45%	51%

The following table is a summary of non-GAAP net income attributable to Umami stockholders. Non-GAAP net income has been adjusted to eliminate the effect of the fair value purchase price adjustment on the Baja inventory on the net income attributable to Umami stockholders for the six months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income attributable to Umami Stockholders	$(895)	$17,390	$(9,123)	$16,663
Plus cost of goods sold related to fair value purchase price adjustments	101	937	101	2,238
Estimated non-GAAP net income attributable to Umami stockholders after fair value purchase price adjustments	$(794)	$18,327	$(9,022)	$18,901

As of December 31, 2012, $0.6 million of the Baja inventory purchase price adjustment remains on our balance sheet to be amortized.

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

We significantly increased our net revenue in the year ended June 30, 2012 compared to the year ended June 30, 2011. However, part of our revenue growth was due to a substantial reduction in existing Bluefin Tuna inventory, from approximately 3,400 metric tons at the end of the harvest for the year ended June 30, 2011, to approximately 2,300 metric tons at the end of the harvest for the year ended June 30, 2012. This significant reduction in the biomass retained for our farming operations has reduced the growth potential for our fiscal 2013 growing season. Market prices for Bluefin Tuna in fiscal 2013 have substantially declined relative to fiscal 2012 and fiscal 2011. In addition, the Japanese Yen has depreciated significantly against the U.S. dollar, substantially reducing U.S. dollar revenues. As a result, we have determined to continue growing a majority of our inventory through at least the remainder of fiscal 2013. We anticipate that our revenues for the year ending June 30, 2013 will be substantially lower than in the years ended June 30, 2012 and June 30, 2011, and that we will operate at a loss for the remainder of fiscal 2013, and will therefore generate a substantial net loss for the year ending June 30, 2013.

Cost of Goods Sold
Cost of goods sold includes costs associated with the initial catching or purchasing of our Bluefin Tuna and costs associated with towing these fish to our farming operations, as well as farming costs, Bluefin Tuna shipping and handling costs and insurance costs related to our Bluefin Tuna inventories. The most significant variable affecting costs of goods sold for our Mexican operations is the costs associated with catching Bluefin Tuna relative to how many tons of Bluefin Tuna we are able to catch, whereas, for our Croatian operation, it is the cost of bait required to grow our biomass. Our farming costs include feed costs, which are the largest component of growing costs, as well as other costs of farming such as employee compensation, benefits, and other employee-related costs for our farming personnel and direct costs incurred in the farming operation, including abnormal mortalities and storm losses. Finally, cost of goods sold in the six months ended December 31, 2012 and 2011 also reflects fair value adjustments representing the increase in the carrying value of Baja inventory to reflect the valuation of the inventory purchased in the Baja acquisition over its historical fishing and farming costs. We expect the costs of fishing and farming new Bluefin Tuna inventory at the Baja operation to be more in line with our historical cost. As of December 31, 2012, $0.6 million of the fair value adjustment remains on our balance sheet. In the three and six months ended December 31, 2011, $0.9 million and $2.2 million were recognized in cost of goods sold in the Statement of Operations, respectively. In each of the three and six months ended December 31, 2012, $0.1 million was recognized in the cost of goods sold in the Statement of Operations. Changes in cost of goods sold do not necessarily correlate with revenue changes. Costs of goods sold may be materially impacted by changes over which we have limited or no control, particularly feed costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of compensation, benefits, and other employee-related costs for executive management, finance, human resources and other administrative personnel, third-party professional fees, allocated facilities costs, and other corporate and operating expenses. In addition, prior to March 31, 2012, selling expenses included commissions payable arising from our prior sales agreement with Atlantis. Through March 31, 2012, either Atlantis or Atlantis Japan provided sales and marketing services through sales agreements under which we were charged 1-2% commission on sales of our Bluefin Tuna inventory. We terminated our agreement with Atlantis and Atlantis Japan effective March 31, 2012 and will handle all future sales and marketing of our Bluefin Tuna inventory in-house. We expect that this change will reduce our selling, general and administrative expenses in the future, as we expect our internal sales fixed costs will likely be less than a customary percentage applied across our sales that we previously outsourced. We anticipate that in fiscal 2013, other components of selling, general and administrative expenses will increase as we grow our business.

Research and Development Expenses
We take care in choosing and investing in research and development activities, and we plan to remain focused on incremental projects that offer the promise to generate near-term returns, such as R&D on feed content, feeding processes and resultant growth rates, which could improve margins.

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

We conduct most of our operations in foreign currencies. Substantially all of our sales are to customers located in Japan and are settled in Japanese Yen. However, we typically seek to promptly convert Yen into other currencies to match our operational needs. While we pay a significant portion of our expenses in USD, we pay the majority of our expenses in Croatian Kuna and Euros. The value of these currencies fluctuates relative to the USD. As a result, we are exposed to exchange rate fluctuations, which could have an adverse effect on our results of operations.

Foreign exchange losses in Croatia have primarily been caused by the effects of movements of the Croatian Kuna against accounts receivables and payables, cash accounts and loans denominated in currencies other than Croatian Kuna.

Interest Expense, Net
Since our inception, we have experienced liquidity shortfalls from time to time that have necessitated financing a portion of our operations with short-term, high-interest bridge loans from private lenders, including Atlantis, our former principal shareholder. The interest costs, transactional costs and, for certain financings, costs related to the issuance of warrants, have significantly increased our cost of capital. We anticipate the continued need for short-term, high cost bridge loans to cover temporary cash needs during the non-harvesting season (April to September).

Income Tax Provision
Our effective tax rate has varied and may continue varying year-to-year based on various factors, including our overall profitability, the geographical mix of income before taxes, and the related tax rates in the jurisdictions where we operate and withhold taxes, as well as discrete events such as transferring money from a jurisdiction where earned to another.

Seasonality and Fiscal Year

Our business is highly seasonal, both with respect to revenue, expenses, cash flow and capital requirements. In Croatia, we use our fleet or fishing vessels to catch Bluefin Tuna during May and June and in Mexico, we lease a fleet of purse seiners and tugboats for a two- to three-month period during the fishing season of May through August to catch Bluefin Tuna. Purchases of Bluefin Tuna can occur at any time. However, there are generally additional opportunities during the fishing seasons as fishermen may decide to sell us all or a portion of their live catch. Our tuna sales typically occur between October and February, when the sea temperature is lowest and Bluefin Tuna growth is slowest. Absent liquidity requirements, we generally do not generate sales during the rest of the year. Accordingly, our fishing activities and a substantial portion of our farming operations require funds during periods where we are receiving no revenue from harvesting. Our fiscal year, which starts on July 1 and ends on June 30, fits our farming operation because each fiscal year includes a full annual harvest cycle.

For the year ended June 30, 2010, 19% of our sales were in the second quarter, 80% of our sales were in the third quarter and 1% of our sales were in the fourth quarter. For the year ended June 30, 2011, 25% of our sales were in the second quarter, 74%

of our sales were in the third quarter and 1% of our sales were in the fourth quarter. We did not have any sales in the first quarter in either of the years ended June 30, 2010 and 2011. For the year ended June 30, 2012, 16% of our sales were in the first quarter, 57% of our sales were in the second quarter, 26% of our sales were in the third quarter, and less than 1% of our sales were in the fourth quarter. We are unable to predict our seasonal mix for fiscal 2013 at this time.

We historically have relied on cash proceeds collected from our tuna sales, along with bank borrowings and other capital resources, to fund our operations. Our operating plan contemplates expanding our extended-cycle farming by retaining biomass at the end of each harvest for up to three years. Accordingly, we need to continue feeding our Bluefin Tuna and maintaining our farming operations year-round, which results in year-round expenses that are not matched by our highly seasonal revenue. We also have year-round general and administrative costs and interest expense that must be funded. See “— Liquidity and Capital Resources” elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of Three and Six Months Ended December 31, 2012 and December 31, 2011
The following table and discussion sets forth our unaudited interim consolidated statements of operations by amount and as a percentage of our total net revenue for the periods presented. We believe that these period-over-period comparisons are of little use to investors because of significant timing differences in net revenue and related costs between these two periods. For the same reasons, we do not believe these results are indicative of our operating results for the full 2013 fiscal year or any future interim period.

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
Revenue	$20,836	100.0%	$55,555	100.0%	$22,271	100.0%	$71,524	100.0%
Cost of goods sold	(11,157)	53.5	(27,816)	50.1	(12,373)	55.6	(37,420)	52.3
Gross profit	9,679	46.5	27,739	49.9	9,898	44.4	34,104	47.7

Selling cost	(97)	0.5	(734)	1.3	(97)	0.4	(1,044)	1.5
General and administrative expenses	(3,810)	18.3	(2,922)	5.3	(8,340)	37.4	(6,073)	8.5
Total selling, general and administrative expenses	(3,907)	18.8	(3,656)	6.6	(8,437)	37.9	(7,117)	10.0

Provision for doubtful accounts, related party	(2,077)	10.0	—	—	(2,077)	9.3	—	—
Research and development expenses	(38)	0.2	(71)	0.1	(108)	0.5	(106)	0.1
Other operating income, net	136	0.7	116	0.2	233	1.0	183	0.3
Operating income (loss)	3,793	18.2	24,128	43.4	(491)	2.2	27,064	37.8
Gain (loss) from foreign currency transactions and remeasurements	(1,567)	7.5	(207)	0.4	(1,971)	8.9	357	0.5
Gain (loss) on derivative stock warrants	(13)	0.1	248	0.4	(2,317)	10.4	(204)	0.3
Loss on disposal of assets	—	—	(1)	—	(40)	0.2	(1)	—
Interest expense, net	(2,435)	11.7	(1,619)	2.9	(4,213)	18.9	(4,867)	6.8
Income (loss) before provision for income taxes	(222)	1.1	22,549	40.6	(9,032)	40.6	22,349	31.2
Income tax expense	(795)	3.8	(5,642)	10.2	(411)	1.8	(6,452)	9.0
Net income (loss)	(1,017)	4.9	$16,907	30.4	(9,443)	42.4	$15,897	22.2

Net Revenue
Net revenue decreased $34.7 million, or 62.5%, from $55.6 million for the three months ended December 31, 2011 to $20.8 million for the three months ended December 31, 2012. Net revenue decreased $49.3 million or 68.9%, from $71.5 million for the six months ended December 31, 2011 to $22.3 million for the six months ended December 31, 2012. Our net revenue decreases in the three and six months ended December 31, 2012 compared to the three and six months ended December 31, 2011 are primarily due to the timing of our harvest in fiscal 2013 compared to fiscal 2012. Our tuna sales typically occur between October and February. However, in fiscal 2012, we decided to meet our operational financing needs by harvesting our fish earlier in the first fiscal quarter.

Average revenue per kilogram of tuna sold was $21.37 and $21.66 for the three and six months ended December 31, 2012, respectively, compared to $25.16 and $25.08 for the three and six months ended December 31, 2011, respectively. The decrease in average revenue per kilogram in the three and six months ended December 31, 2012 compared to the same periods in fiscal 2012 was primarily due to the reduction in market prices for Bluefin Tuna and a substantial depreciation of the JPY against the USD. Sales prices per kilogram on a USD basis in the three and six months ended December 31, 2012 were approximately 15% lower than sales prices per kilogram in the three and six months ended December 31, 2011 due to a weakening of market prices and a weakening of the USD against the JPY.

Cost of Goods Sold
Cost of goods sold decreased $16.7 million, or 59.9%, from $27.8 million for the three months ended December 31, 2011 to $11.2 million for the three months ended December 31, 2012. Cost of goods sold decreased $25.0 million or 67%, from $37.4 million for the six months ended December 31, 2011 to $12.4 million for the six months ended December 31, 2012. The decrease was due to the mismatch in the timing of our harvest in fiscal 2013 compared to fiscal 2012. In fiscal 2012, we decided to meet our operational financing needs by harvesting our fish earlier in the first fiscal quarter.

As a percentage of net revenue, cost of goods sold increased from 50.1% and 52.3% for the three and six months ended December 31, 2011, respectively, to 53.5% and 55.6% for the three and six months ended December 31, 2012, respectively. The increase in cost of goods sold as a percentage of net revenue is primarily due to a larger amount of fresh sales in the current period which generally have a higher cost of sales because the company bears the costs of transportation for fresh sales.

A portion of the operating cost for the non-controlling interest of Lubin and Marpesca is inventoried by Kali Tuna and Baja, respectively, to reflect the actual operating costs of Lubin's and Marpesca's bait operations. We expect that the stockholders' deficit at Lubin and Marpesca will be absorbed by Umami shareholders in the future.

Gross Profit and Gross Margin
Gross profit decreased $18.1 million, or 65.1%, from $27.7 million for the three months ended December 31, 2011 to $9.7 million for the three months ended December 31, 2012. Gross margin decreased from 49.9% for the three months ended December 31, 2011 to 46.5% for the three months ended December 31, 2012.

Gross profit decreased $24.2 million, or 71.0%, from $34.1 million for the six months ended December 31, 2011 to $9.9 million for the six months ended December 31, 2012. Gross margin decreased from 47.7% for the six months ended December 31, 2011 to 44.4% for the six months ended December 31, 2012.

The decreases in gross profit and gross margin in the three and six months ended December 31, 2012 compared to the same periods in fiscal 2012 were primarily due to the mismatch in the timing of our harvest in fiscal 2013 compared to fiscal 2012, as well as a larger amount of fresh sales in the six months ended December 31, 2012 compared to the same period in fiscal 2012 which generally have a higher cost of sales than frozen sales because we bear the cost of transportation for fresh sales. In fiscal 2012, we decided to meet our operational financing needs by harvesting our fish earlier in the first fiscal quarter.

Selling Expenses
As a percentage of net revenue, selling expenses decreased from 1.3% for the three months ended December 31, 2011 to 0.5% for the three months ended December 31, 2012. In addition, in absolute dollars, selling expenses decreased $0.6 million, or 86.8%, from $0.7 million for the three months ended December 31, 2011 to $0.1 million for the three months ended December 31, 2012.

As a percentage of net revenue, selling expenses decreased from 1.5% for the six months ended December 31, 2011 to 0.4% for the six months ended December 31, 2012. In addition, in absolute dollars, selling expenses decreased $0.9 million or 90.7%, from $1.0 million for the six months ended December 31, 2011 to $0.1 million for the six months ended December 31, 2012.

The decrease in selling expenses as a percentage of net revenue and in absolute dollars in the three and six months ended December 31, 2012 compared to the same periods in fiscal 2012 was due to the cancellation of our sales agency agreement with Atlantis Japan effective March 31, 2012. We will handle all future sales and marketing of our Bluefin Tuna inventory in-

house. We expect that this change will reduce our selling, general and administrative expenses in the future, as we expect our internal sales fixed costs will likely be less than a customary percentage applied across our sales that we previously outsourced.

General and Administrative Expenses
General and administrative expenses increased $0.9 million, or 30.4%, from $2.9 million for the three months ended December 31, 2011 to $3.8 million for the three months ended December 31, 2012. General and administrative expenses increased $2.3 million or 37.3%, from $6.1 million for the six months ended December 31, 2011 to $8.3 million for the six months ended December 31, 2012. The increase in general and administrative expenses in the six months ended December 31, 2012 and 2011 compared to the same periods in fiscal 2012 was due to additional costs for compensation and benefits, stock compensation, legal and audit fees, and travel expenses as a result of the increased size of our Umami and Baja operations, and our efforts toward raising additional capital through corporate financing transactions.

Provision for Doubtful Accounts, Related Party
We recorded a provision for doubtful accounts of $2.1 million for the three and six months ended December 31, 2012. We did not record any provision for doubtful accounts for the three and six months ended December 31, 2011 or the years ended June 30, 2012 and 2011. The provision for doubtful accounts in the three and six months ended December 31, 2012 was related to receivables due from our former principal shareholder, the value of which exceeded the fair value of the treasury shares securing the balance due from Atlantis. See further discussion at Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Research and Development Expenses
Research and development expenditures are primarily related to our work on the propagation project which studies the development of a closed-lifecycle farming cycle where tuna are spawned, hatched and raised in captivity. As we do not expect commercial results from this research to be achieved for a number of years and due to our current capital constraints, we have reduced our spending on research and development to an immaterial amount. For the three months ended December 31, 2012 and 2011, we spent less than $0.1 million on research and development. For the six months ended December 31, 2012 and 2011, we spent approximately $0.1 million on research and development. We do not expect to spend material amounts on research and development of closed-lifecycle farming in the foreseeable future.

Gain (Loss) from Foreign Currency Transactions and Remeasurements
We incurred a loss from foreign currency transactions and remeasurements of $1.6 million for the three months ended December 31, 2012, compared to a loss of $0.2 million for the three months ended December 31, 2011. The loss was primarily due to strengthening of the Japanese Yen on receivables due from related parties denominated in JPY, as well as foreign currency translation and remeasurement losses resulting from the strengthening of the Japanese Yen, Croatian Kuna and the Mexican Peso against the USD during the period. In the three months ended December 31, 2011, the Mexican Peso fell by 3% against the USD resulting in a $0.3 million gain on foreign currency remeasurement, which was partially offset by a $0.1 million loss on foreign currency translation adjustments related to dollar and Yen denominated debt as the Kuna fell by 5% against both the USD and the Japanese Yen.

We incurred a loss from foreign currency transactions and remeasurements of $2.0 million for the six months ended December 31, 2012 compared to a gain of $0.4 million for the six months ended December 31, 2011. The loss was primarily due to strengthening of the Japanese Yen on receivables due from related parties denominated in JPY, as well as foreign currency translation and remeasurement losses resulting from the strengthening of the Japanese Yen, Croatian Kuna and the Mexican Peso against the USD during the period. In the six months ended December 31, 2011, the Mexican Peso fell 16% against the USD which resulted in a $1.0 million gain on foreign currency remeasurement, which was partially offset by a $0.6 million loss on foreign currency translation adjustments related to dollar and Yen denominated debt as the Kuna fell by 12% against the USD and 16% against the Japanese Yen.

Gain (Loss) from Revaluation of Derivative Warrant Liability
We incurred a loss of $13,000 from the revaluation of our derivative warrant liability in the three months ended December 31, 2012, compared to a gain of $0.2 million for the three months ended December 31, 2011. The loss recognized in the three months ended December 31, 2012 compared to the gain recognized in the three months ended December 31, 2011 was due to slight increase in the fair value of our derivative warrants in the three months ended December 31, 2012 compared to a decrease in the fair value of the derivative warrants in the three months ended December 31, 2011. The increase in the fair value of the derivative warrants in the three months ended December 31, 2012 was primarily due to changes in estimated probabilities related to a portion of our derivatives warrants, partially offset by a decrease in the fair value of our common stock. The decrease in the fair value of the derivative warrants in the three months ended December 31, 2011 was primarily due to decreases in the average risk-free interest rate and expected volatility.

We incurred a loss of $2.3 million from the revaluation of our derivative warrant liability in the six months ended December 31, 2012, compared to a loss of $0.2 million in the six months ended December 31, 2011. The increase in the loss recognized in the six months ended December 31, 2012 compared to the six months ended December 31, 2011 was due to a larger increase in the fair value of our derivative warrants and a higher average fair value per share in the six months ended December 31, 2012 than in the six months ended December 31, 2011. The increase in the fair value of the derivative warrants in both the six months ended December 31, 2012 and the six months ended December 31, 2011 was due to an increase in the fair value of our common stock and a decrease in the remaining term of the warrants.

Interest Expense, Net
Interest expense, net increased $0.8 million, or 50.4%, from $1.6 million for the three months ended December 31, 2011 to $2.4 million for the three months ended December 31, 2012. The increase in interest expense in the three months ended December 31, 2012 compared to the same period in fiscal 2012 was primarily due to an increase in interest accrued on third party loans as we had higher average outstanding debt balances during the three months ended December 31, 2012 compared to the three months ended December 31, 2011. In addition, in the three months ended December 31, 2012, we had an increase in original issue discount, offering costs and other transactional cost of loans amortized in interest expense related to additional third party financing in the fourth quarter of fiscal 2012 and the first and second quarters of fiscal 2013.

Interest expense, net decreased $0.7 million or 13.4%, from $4.9 million for the six months ended December 31, 2011 to $4.2 million for the six months ended December 31, 2012. The decrease in interest expense in the six months ended December 31, 2012 compared to the same period in fiscal 2012 was primarily due to the fact that in the fourth quarter of fiscal 2012, we offset all amounts due to Atlantis under the Atlantis Credit facility, including interest, against amounts due to Kali Tuna and Baja for fish purchased by Atlantis Japan. As such, no interest was due or paid to Atlantis in the six months ended December 31, 2012.

A summary of our interest expense for the three and six months ended December 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Interest paid to banks	$450	$385	$884	$832
Interest related to Atlantis and Aurora	—	296	—	588
Interest paid to private investors (including amortization of original issue discounts)	1,042	455	1,785	1,606
Amortization of transactional costs of loans	957	344	1,576	970
Amortization of equity participation costs related to private investors and placement agents	—	156	—	888
Less interest income	(14)	(17)	(32)	(17)
Total interest expense, net	$2,435	$1,619	$4,213	$4,867

Income Tax Expense
Income tax expense decreased $4.8 million, or 85.9%, from $5.6 million for the three months ended December 31, 2011 to $0.8 million for the three months ended December 31, 2012. Income tax expense decreased $6.0 million or 93.6%, from $6.5 million for the six months ended December 31, 2011 to $0.4 million for the six months ended December 31, 2012. The decrease in income tax expense in the three and six months ended December 31, 2012 compared to the same periods in fiscal 2012 is primarily due to the overall sales decline in the three and six months ended December 31, 2012. The estimated annual effective tax rate for 2013 of (5)% differs from the statutory U.S. federal income tax rate of 34% primarily due to foreign income tax rate differentials, the valuation allowance against our domestic deferred tax assets and discrete tax effects for foreign currency losses.

Liquidity and Capital Resources

At December 31, 2012, we had working capital of $10.3 million compared to $32.8 million at June 30, 2012. At December 31, 2012, we had cash and cash equivalents of $4.3 million, compared to $10.8 million at June 30, 2012.

We recorded a net loss of $9.4 million for the six months ended December 31, 2012 and do not currently have sufficient available cash, available financing and projected cash flows to fund our operations for the next twelve months, which raises substantial doubt about our ability to continue as a going concern. Our continuation is dependent upon our 2012-2013 harvest season, the successful completion of additional financing arrangements and/or modification of existing financing arrangements, and/or the sales of our treasury stock to third parties. We plan to attempt to raise additional funds to finance our operating and capital requirements through a combination of equity and debt financings. We have previously addressed liquidity needs by issuing debt with commercially unfavorable terms, sometimes with warrants to purchase shares of our common stock. Additional financing may not be available when needed on commercially reasonable terms, or at all, and there is no assurance that equity or debt financings will be successful in raising sufficient funds to assure our eventual profitability. In addition, any additional equity financing may involve substantial dilution to our existing stockholders. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Cash Flows
The following table summarizes our cash flows for the six months ended December 31, 2012 and 2011 (in thousands):

	Six Months Ended December 31,
	2012	2011
Total cash provided by (used in):
Operating activities	$(28,306)	$5,215
Investing activities	(6,337)	(2,995)
Financing activities	26,366	7,910
Effects of exchange rate changes on cash balances	1,769	2,113
Increase (decrease) in cash and cash equivalents	$(6,508)	$12,243

Operating Activities. Net cash used in operating activities was $28.3 million for the six months ended December 31, 2012, compared to net cash provided by operating activities of $5.2 million for the same period in fiscal 2012. The increase in cash used in operating activities is largely due to a net loss in the six months ended December 31, 2012 compared to net income in the same period in fiscal 2012, adjusted for certain non-cash items such as trade accounts receivable, inventories, refundable value added taxes, and prepaid expenses and other assets.

For the six months ended December 31, 2012, our net loss was $9.4 million, which included a $0.3 million loss resulting from increases in foreign exchange rates on foreign-denominated debt; a $2.3 million loss resulting from an increase in the fair value of our derivative stock warrant liability due primarily to an increase in the fair value of our common stock at December 31, 2012; depreciation and amortization expense of $0.9 million; $0.7 million of stock compensation expense; $1.6 million in amortization of deferred financing costs and debt discounts included in interest expense; a $1.2 million increase in deferred tax liabilities; and bad debt expense of $2.1 million related to receivables due from Atlantis. See further discussion at Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. These losses were partially offset by a gain of $1.0 million resulting from changes in the foreign currency exchange rates on JPY denominated receivables due from related parties. We also used $27.0 million to fund net working capital requirements, consisting primarily of a $19.6 million increase in inventory due to Baja's fiscal 2013 fishing season; a $1.4 million increase in trade accounts receivable due to timing of receipts; a $0.4 million increase in refundable value added taxes; a $0.7 million increase in prepaid expenses and other current assets; a $1.8 million income tax receivable balance related to Kali Tuna; and a $3.2 million decrease in net income taxes payable.

Net cash used in operating activities for the six months ended December 31, 2011 of $5.2 million reflected net income of $15.9 million, which included a $0.5 million loss resulting from increases in foreign exchange rates on foreign-denominated debt; a $0.2 million loss resulting from an increase in the fair value of our derivative stock warrant liability due primarily to an increase in the fair value of our common stock; depreciation and amortization expense of $0.8 million; $0.1 million of stock compensation cost; and $3.1 million in amortization of deferred financing costs, debt discounts and warrants included in interest expense, including $1.3 million in write-offs of original issue discount, offering costs and warrant costs related to the early repayment of a $3.1 million note that was paid in full in the three months ended September 30, 2011 instead of on its original due date of March 31, 2012. We also used $15.4 million to fund net working capital requirements, consisting primarily of a $20.7 million increase in trade and related party account receivables due to tuna sales; $7.5 million decrease in trade and related party accounts payables due to harvest-related payables being paid in the period; a $3.2 million increase in prepaid expenses related to the fiscal 2012 fishing season; and a $0.6 million increase in refundable value-added taxes; partially offset by a $11.3 million decrease in inventory due to our fiscal 2012 harvest; and a $5.3 million increase in income taxes payable resulting from increased sales compared to the same period in 2010.

Investing Activities. Cash used in investing activities for the six months ended December 31, 2012 was $6.3 million compared to $3.0 million for the six months ended December 31, 2011. During the six months ended December 31, 2012, we spent $2.9 million on purchases of property and equipment, and made $3.5 million in payments towards a contingent acquisition. During the six months ended December 31, 2011, we spent $3.0 million on the purchases of property and equipment.

Financing Activities. Cash provided by financing activities for the six months ended December 31, 2012 totaled $26.4 million, compared to $7.9 million for the six months ended December 31, 2011. During the six months ended December 31, 2012, we borrowed $26.9 million from banks and third parties to fund our operations and capital requirements. This was offset by $0.4 million in principal and interest payments to financial institutions. During the six months ended December 31, 2011, we borrowed $30.6 million from banks and third parties and $1.3 million from related parties, made $20.5 million in principal and interest payments to non-related party lenders, made $3.0 million in principal and interest payments to related parties, and paid $0.5 million in debt offering costs.

Credit Agreements and Borrowings
As noted above, due to the seasonality of our business, we have been reliant on short-term bridge loans as a source of cash to fund our operations and cover temporary cash needs during the non-harvesting season (i.e., April to September). Our borrowings as of December 31, 2012 and June 30, 2012 were as follows (borrowings in thousands):

	Borrowing Party	Facility	Maturity Date	Interest Rate	Effective rate at December 31, 2012	December 31, 2012	June 30, 2012
Amerra Capital Management, LLC	Umami	USD 39,000	December 31, 2012 and March 31, 2013	9%+1YR LIBOR + 11.75% 1YR LIBOR	10.68%	$39,000	$13,315
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	February 15, 2013	4.4% floating *	5.74%	5,097	4,826
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	March 15, 2013	4.4% floating *	5.65%	5,229	4,952
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 80,000	December 31, 2014	40% at HBOR 2.8% + 60% at 3%+floating T-Bill	4.60%	13,946	13,205
Erste&Steiermaerkische bank d.d.	Lubin	EUR 550	January 31, 2018	3M EURIBOR+5%	5.53%	584	603
Privredna banka Zagreb d.d.	Kali Tuna	EUR 2,505	March 31, 2014	3M EURIBOR+4.75%	5.05%	2,516	2,371
Erste&Steiermaerkische bank d.d.	Lubin	EUR 1,778	June 30, 2020	2.0%	2.32%	2,193	—
Erste&Steiermaerkische bank d.d.	Lubin	EUR 814	June 30, 2020	4.0%	4.42%	1,004	—
Croatian Bank for Reconstruction and Development	Lubin	EUR 1,779	June 30, 2025	2.0%	2.17%	2,251	—
Croatian Bank for Reconstruction and Development	Lubin	EUR 813	June 30, 2025	4.0%	4.38%	1,028	—
Privredna banka Zagreb d.d.	Kali Tuna	EUR 1,300	October 15, 2013	1M EURIBOR+4.75%	6.43%	1,710	—
Bancomer	Baja	MXN 46,878	February 22, 2013	TIEE + 5.0%	9.77%	3,673	3,487
Total obligations under capital leases						160	14
Less: Debt Discount						(927)	(513)
Total borrowings						$77,464	$42,260

Classification of borrowings:
Short-term borrowings						$56,623	$27,528
Long-term debt						20,841	14,732
Total borrowings						$77,464	$42,260
* Interest rate as of December 31, 2012 or latest practicable date prior to repayments, if paid in full prior to December 31, 2012.

Material Credit Agreements - Croatian Operations:
Our Croatian operations are funded with local bank debt that is secured by most of the Bluefin Tuna inventory, fixed assets and concessions of our Croatian operations. Most of the loans require pre-approval for any funds to be distributed outside of the Croatian operations. At December 31, 2012, Kali Tuna had $35.0 million in bank debt, of which $14.2 million was current and $20.8 million was long-term. At December 31, 2012, we had $0.6 million of cash on hand available for use by our Croatian operations. The following is a description of the material indebtedness owed by our Croatian operations:

Erste & Steiermaerkische Bank Loans
On October 30, 2007, Kali Tuna entered into a framework credit agreement with Erste & Steiermaerkische bank d.d. (“Erste & Steiermaerkische”), which was renewed on January 21, 2008. The framework agreements provided for a secured credit facility consisting of three revolving credit lines: (i) a credit line of HRK 29.2 million (USD $5.1 million at December 31, 2012), granted under the short term revolving credit agreement dated November 12, 2007, payable successively or at once on February 15, 2012, with a variable interest rate of 5.0%; (ii) a credit line of HRK 30.0 million (USD $5.2 million at December 31, 2012), granted under the short term revolving credit agreement dated June 6, 2008, payable successively or at once on March 15, 2012, with a variable interest rate of 5.0%; and (iii) a credit line of JPY 180.0 million, payable successively or at once on March 1, 2012, with a variable interest rate of 3-month LIBOR + 6.5%. The funds were to be used for preparation of goods for export and other export purposes. The first two of the mentioned agreements were executed as part of the program of the Croatian Bank for Reconstruction and Development ("HBOR") for advancement of export, which included a subsidized interest rate, and were each renewed for one additional year. The JPY 180.0 million credit line was repaid in full in March 2012 and has not been renewed. On March 15, 2012, the HRK 29.2 million and HRK 30.0 million credit lines were extended to February 15, 2013 and March 15, 2013, respectively, and, in connection therewith, the interest rates were reduced from 5.0% to 4.4%. Kali Tuna has repaid in full the balances due under the two credit lines due in February and March 2013 (HRK 59.2 million or approximately USD $10.3 million) and expects to draw on these revolving credit lines to fund its working capital needs.

On April 15, 2011, Lubin entered into a credit agreement with Erste & Steiermaerkische. The agreement provides for a secured credit facility of EUR 0.6 million (USD $0.6 million at December 31, 2012) with interest payable monthly at a variable rate of three-month EURIBOR plus 5.0%. The loan matures on January 31, 2018. Funds advanced were used for operational purposes at our Croatian operations. The loan/facility is secured by certain fixed assets of our Croatian operations. Kali Tuna is jointly liable for all of Lubin's obligations under the facility.

On June 8, 2011, Kali Tuna entered into an additional syndicated credit agreement with Erste & Steiermaerkische and HBOR. The agreement provides for a secured credit facility consisting of a credit line of HRK 80.0 million (USD $13.9 million at December 31, 2012), which was fully drawn at December 31, 2011, with 40.0% of the credit line (funds of HBOR) accruing interest at a variable rate of 2.8% and the remaining 60.0% at a variable rate equal to the rate accruing on Croatian National Bank bills with maturity of 91 days, plus 3.0%. The facility matures on December 31, 2014 and is repayable in one installment. The interest is payable quarterly. Funds advanced are to be used for working capital needs for the operation of our farming sites in Croatia or for the purchase of Bluefin Tuna, and require that matching funds (at least 45%) be provided by us. As of December 31, 2012, Kali Tuna has drawn all funds available under the line. The line is secured by live Bluefin Tuna owned by us in Croatia, as well as other security instruments, including guaranties issued by Lubin, Atlantis and us. See further discussion regarding Atlantis' guarantees of the Company's debt at Note 12 – "Related Parties" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

In August 2012, Lubin entered into an agreement with Conex Trade d.o.o. ("Conex") to purchase Bluefin Tuna quota and two fishing vessels in exchange for a EUR 1.5 million payment in cash and assumption of Conex's four loans with Erste & Steiermaerkische bank and HBOR totaling EUR 5.2 million ($6.4 million translated at the prevailing rate on the date of the agreement and USD $6.5 million at December 31, 2012). The two loans with Erste & Steiermaerkische mature in June 2020 and the two loans with HBOR mature in June 2025. The loans are payable in quarterly installments beginning September 30, 2012. Interest accrues monthly at a rate of 2.0% per annum on two of the loans and 4.0% per annum on the other two loans, and is payable quarterly. Because the terms of the loans were more advantageous than the Company would have been able to obtain for a similar credit facility in the open market, the fair value of the loans was determined to be EUR 4.6 million ($5.6 million translated at the prevailing rate on the date of the agreement), and a discount of EUR 0.6 million ($0.8 million translated at the prevailing rate on the date of the agreement) was recorded. The loans are secured by the acquired fishing vessels and other security instruments.

Other Bank Loans
Kali Tuna also has a loan from Privredna banka Zagreb d.d. for EUR 2.5 million (USD $2.5 million at December 31, 2012) that matures on March 31, 2014 and is payable in three annual installments which began March 31, 2012. The first annual installment was paid early in January 2012. Interest is payable monthly based on the three-month EURIBOR rate plus 4.75%. Funds advanced were granted for the purchase of certain assets and for working capital purposes. The loan is secured by certain of our fish inventory in Croatia as well as certain other security instruments, including the pledge over two motor boats owned by the seller of those assets. The parties established that the value of the pledged Bluefin Tuna inventory amounted to HRK 29.7 million on March 31, 2011, and Kali Tuna undertook to maintain a certain value of inventory until the full repayment of the loan. Under the agreement, Kali Tuna undertook various other obligations, including not to assume further debts or to encumber its assets in a manner that could affect its ability to repay the loan, to inform the bank of all material changes (including changes of the company status) or changes affecting its business or ability to repay the loan and to conduct its monetary operations through the bank on a pro rata basis in relation to other creditors. In case of default, the bank may terminate the agreement with immediate effect and make due the total amount of the loan. Events of default include a delay in repaying any of its obligations under the agreement (or any other agreement it may enter into with the bank), a material adverse changes that may reasonably affect the ability of Kali Tuna to fulfill its obligations under the agreement and a change of the company name or address of which the bank is not informed within three days. In addition, Kali Tuna undertook not to perform any activities that could endanger the environment or any activities in breach of the applicable regulations relating to environmental protection for the duration of the agreement.

On October 26, 2012, Kali Tuna entered into a revolving loan agreement with Privredna banka Zagreb d.d. for EUR 1.3 million (USD $1.7 million at December 31, 2012) that matures on October 15, 2013. Interest accrues monthly at a variable rate of one-month EURIBOR plus 4.75%, payable quarterly. The loan is secured by live Bluefin Tuna owned by Kali Tuna in Croatia, as well as other security instruments.

Material Credit Agreements - Mexican Operations:
On February 22, 2012, Baja entered into a revolver facility with BBVA Bancomer, S.A., Institución de Banca Múltiple, Grupo Financiero BBVA Bancomer ("Bancomer") for MXN 46.9 million (USD $3.7 million at December 31, 2012) that accrues interest payable at an annual rate of the 28-day period TIIE and is unsecured. This facility originally was to mature on February 22, 2013, however in February 2013 the maturity date was extended to February 8, 2014. At December 31, 2012, Baja has drawn all funds available under the facility. Under this facility Baja is not subject to restrictive covenants other than customary affirmative covenants such as the periodic delivery of financial statements and compliance with applicable Mexican environmental laws and regulations. This facility does not restrict the ability of Baja to pay dividends.

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

The AMERRA Agreement provides for a secured credit facility consisting of loans in an aggregate principal amount of up to $30.0 million (increased to $35.0 million in August 2012, including a $5.0 million term loan facility, and increased again in October 2012 to $39.0 million, including a $9.0 million term loan facility), with a variable interest rate of one-year LIBOR plus 9.0% for a portion of the loans and LIBOR plus 11.75% for a portion of the loans. At December 31, 2012, no additional funds were available under the line.

Funds advanced are to be used solely to refinance certain of our indebtedness, to finance the working capital needs of Baja and to pay expenses incurred in connection with the credit facility. The loans were funded in multiple tranches. The first tranche of $5.2 million was received on September 7, 2011 in the amount of $5.1 million, of which $3.1 million was used to repay a secured note with a maturity date of March 31, 2012, plus accrued interest and to pay placement agent costs totaling $0.1 million, with the remainder being used as general working capital for growth and reinforcement of infrastructure at our in Mexico. The second tranche of $1.1 million was received on September 15, 2011. In January 2012, we repaid $0.3 million of the initial funds. The third tranche of $4.0 million was received on April 16, 2012 in the amount of $3.9 million. In addition, the fourth tranche of $0.4 million was received on May 24, 2012, the fifth tranche of $0.5 million was received on June 8, 2012, and the sixth tranche of $2.0 million was received on June 26, 2012. Six additional tranches totaling $20.1 million with net proceeds of $19.4 million were received in July through September 2012, including $5.0 million received as a term loan with net proceeds of $4.8 million under the credit agreement. Two additional tranches totaling $6.0 million with net proceeds of $5.9 million were received in October 2012, including $4.0 million received under the term loan with net proceeds of $3.9 million under the credit agreement.

At December 31, 2012, $30.0 million was due under the facility, with an additional $9.0 million due on March 31, 2013 under the term loan facility drawn down under the amendments to the credit agreement in August 2012 and October 2012. We did not pay the $30.0 million due at December 31, 2012 and the $9.0 million due at March 31, 2013, and have not paid these amounts due as of the date of this report. As a result, AMERRA can declare us in default and accelerate our outstanding indebtedness under the default provisions of the AMERRA Agreement. In addition, at December 31, 2012, the Company was not in compliance with financial covenants required under the AMERRA Agreement. Generally, if an event of default under any of our debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of ours outstanding debt could become due. We are seeking and will continue to seek restructured loan terms from AMERRA. If we are not able to reach agreement with AMERRA as to restructured loan terms, or if we are unable to comply with the restructured loan terms, this could lead to a declaration of default and an acceleration of the outstanding debt under our debt agreements. Our failure to satisfy our covenants under our debt agreements, and any consequent acceleration and cross-acceleration of our outstanding indebtedness, would have a material adverse effect on our business operations, financial condition and liquidity and would raise substantial doubt about our ability to continue as a going concern. In addition, an event of default would also trigger an adjustment to the Company's derivative warrant liability. See Item 1A – "Risk Factors" included elsewhere in this Quarterly Report on Form 10-Q for additional discussion.

The notes are secured by (1) substantially all of our assets, including the shares we hold in Baja and Oceanic and (2) pledges of the common stock of Marpesca made by Baja. Moreover, each of Atlantis, Aurora, Oceanic and Mr. Steindorsson have guaranteed prompt and complete performance of our obligations under the AMERRA Agreement and related contracts. See further discussion regarding Atlantis' guarantees of the Company's debt at Note 12 – "Related Parties" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In August 2011, we also issued five-year warrants to the Lending Parties to purchase 500,000 shares of our common stock at an initial exercise price of $1.50. In connection with the AMERRA Agreement, we granted the Lending Parties demand and piggyback registration rights and agreed to indemnify them and AMERRA against certain expenses related to the transaction and controversies arising thereunder or in connection with their registration rights, should they occur. The warrants are subject to anti-dilution protection should their then-applicable exercise price be greater than the price or exercise price of certain subsequently issued common stock or securities (including additional warrants), among other circumstances. We accounted for these warrants as a liability at December 31, 2012.

We and our subsidiaries are subject to a number of restrictions under the AMERRA Agreement that affect our ability to incur indebtedness, transfer assets, issue dividends and make investments, among other activities. For instance, subject to certain exceptions, we and our subsidiaries: (1) may not incur or permit to exist any indebtedness, unless the indebtedness: (a) is pre-existing or is a like-amount renewal of pre-existing debt, (b) is used to finance the acquisition and maintenance of capital assets and does not exceed $500,000, (c) is related to trade letters of credit, (d) is certain subordinated debt, (e) is incurred to harvest or increase our biomass, (f) is assumed pursuant to a permitted acquisition, (g) is secured and does not exceed $5.0 million outstanding at any time, or (h) qualifies under another limited exemption; (2) may not create, incur or permit any lien on our existing or subsequently acquired property, or assign or sell any rights (including accounts receivable) in respect of any property; (3) may not, without prior approval from certain of the Lending Parties, undergo a fundamental corporate change or dispose of substantially all of the our or any of our subsidiaries' assets or the stock in our subsidiaries; (4) may not engage in any business other than the type conducted when we entered into the agreement or a business reasonably related to that type; (5) may not hold or acquire any securities (including pursuant to a merger) of, make any loan to or guarantee for, or permit to exist an interest in any assets of, another person or entity, or acquire the assets of another person or entity constituting a business unit, except in the case of (a) short-term U.S. Treasuries, certain highly-rated commercial paper or money market funds, and certain other similar securities, (b) an investment in the capital stock of an existing subsidiary, (c) mergers or other combinations in which we or our subsidiary is the survivor and the acquired company operates in a complementary line of business, subject to the approval of AMERRA or (d) other investments or transactions otherwise permitted under the agreement; (6) may not make certain restricted payments, including, in the case of us but not our subsidiaries, cash or other non-stock dividends; (7) may not sell to, purchase from, or otherwise engage in any transactions with any affiliates not in the ordinary course and on arm's-length terms, unless the transaction only involves us and our subsidiaries or is otherwise permitted under the agreement; (8) may not enter or permit to exist any arrangement that restricts (a) us and our subsidiaries' ability to create liens against property or assets or (b) our subsidiaries' ability to pay dividends, repay loans to, or guarantee the indebtedness of, us or other of our subsidiaries, subject to certain exceptions. We are also subject to certain financial ratio requirements and both Umami and Baja must maintain minimum amounts of working capital.

Related Party Loans - Atlantis and Aurora
At June 30, 2011, we owed Atlantis and Aurora a total of $9.6 million in notes payable. On July 7, 2011, we entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million. This amount included funds utilized for the refinance of the $4.0 million of the notes payable due to Atlantis on June 30, 2011. New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses). Principal amounts drawn under the credit line bore interest at the rate of 1.0% per month based on the average amount outstanding payable monthly, and required payment of a 1.25% fee related to the advances. During the year ended June 30, 2012, we borrowed an additional $1.3 million from Atlantis, repaid $2.7 million to Atlantis and paid $3.0 million to others on Atlantis' behalf. The notes and accrued interest totaling $5.4 million were due and payable on March 31, 2012. In addition, we owed Atlantis Japan $0.9 million in commissions at March 31, 2012. However, the parties agreed to offset these amounts totaling $6.3 million against receivables owed to us by Atlantis Japan effective March 31, 2012. See further discussion at Note 12 — "Related Parties" to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Material Covenants or Operating Restrictions

The terms of the AMERRA Agreement prohibit us from paying cash dividends and making certain other restricted payments, and also prohibit certain transactions with affiliates, without AMERRA's prior written consent. In addition, we and our subsidiaries are limited by the AMERRA facility in our and their ability to incur additional indebtedness and to issue future liens against assets and we and they may not enter into or permit agreements restricting the ability to create liens, or preventing a subsidiary from paying dividends. Finally, we and Baja must also maintain specified financial ratios and working capital requirements, as provided in the AMERRA credit agreement. Under the Atlantis credit facility, a change in control transaction or asset sale can permit Atlantis to cancel the facility and declare all outstanding amounts due and payable. For additional restrictions and material covenants related to our subsidiaries' credit facilities, see Note 9 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and "—Sources of Liquidity" below.

Sources of Liquidity
Our cash flow cycle is highly seasonal as it follows our operating cycle. During the harvest season, which generally begins in October and ends around February of each year, our cash inflows greatly exceed our cash outflows. Once the annual harvest is completed, we rely on the cash generated from the harvest plus working capital financing to finance our farming operations, costs to catch Bluefin Tuna and ongoing general and administrative costs plus any interest or principal payments required to service our debt.

For the six months ended December 31, 2012 and 2011, our most significant sources of liquidity were proceeds from the sale of Bluefin Tuna and cash from lines of credit with commercial banks and bridge loans. Significant uses of liquidity in both periods include funding of our operations, including fishing in Mexico and Croatia.

At December 31, 2012, we had $4.3 million in cash. On May 15, 2012, we reached an agreement with Atlantis whereby Atlantis and we agreed to offset all amounts due to Atlantis under the Atlantis Credit facility, including interest, and the amounts due to Atlantis Japan under the Sales Agency agreement effective as of March 31, 2012 (a total of $6.3 million) against amounts due to Kali Tuna and Baja for fish purchased by Atlantis Japan. Additionally, Atlantis and Atlantis Japan agreed to pay us for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling HRK 99.7 million or approximately $17.1 million USD on May 15, 2012) and Baja (totaling $1.1 million USD), totaling $18.2 million, representing the amounts that would have been received by Kali Tuna and Baja in their respective functional currencies had the accounts receivable been paid on their respective due dates. The amounts were due no later than July 31, 2012. On June 27, 2012, the agreement was amended whereby Atlantis and Atlantis Japan agreed to pay Kali Tuna as the secured party for all remaining amounts owed by Atlantis Japan under its purchase agreements with Kali Tuna (totaling JPY 1.3 billion or approximately $16.4 million USD on June 27, 2012). To provide security for the total amount due to us, Atlantis had secured these obligations with 9.0 million of its shares in Umami. As Atlantis did not pay the net amount due by July 31, 2012, we had the right to liquidate enough of the 9.0 million shares of collateral to settle the total amount due to Kali Tuna and Baja. On December 10, 2012, we exercised our rights under the pledge agreements and registered all of the 9.0 million shares into the names of our subsidiaries, Kali Tuna d.o.o. and Baja Aqua Farms, S.A. de C.V. On the date of the transfer of the shares, the fair value of the shares was determined to be $1.65 per share. As a result, bad debt expense of $2.1 million was recognized in our statement of operations for the three and six months ended December 31, 2012 as the balance of the receivable due from Atlantis was $16.9 million on December 10, 2012. The amount due to us at December 10, 2012 of $16.9 million represented the amount due to Kali in Japanese Yen converted into USD at the prevailing exchange rate on December 10, 2012 and the amount due to Baja in USD. The shares were recorded as treasury stock on our consolidated balance sheet as recorded at their deemed cost, which was determined to be their fair value on the settlement date. We are using all means to recover the amounts due from Atlantis, including but not limited to claims in Atlantis' bankruptcy.

Of our total consolidated cash balance of $4.3 million at December 31, 2012, $0.6 million is held at our Croatian operation, $3.6 million is held at our Mexican operations, and $0.1 million is held by Umami and Oceanic. Under the terms of Kali Tuna's debt agreements, any movement of funds to Umami would require pre-approval by those lenders. However, under our current investment strategy, we do not anticipate any additional remittance of any of Kali Tuna's undistributed earnings as we consider them to be indefinitely reinvested. See further discussion at Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We expect to utilize a portion of these resources to pay debt service obligations in the next twelve months. Our debt service obligations in the next twelve months consist of (i) debt principal repayments of $53.3 million to financial institutions and unrelated third parties and (ii) approximately $2.4 million in interest payments due on financings from financial institutions and unrelated third parties.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

We charge abnormal mortalities, such as storm losses, against income in the period the loss occurs. Storm losses are more common in our Mexican operation than in our Croatian operation. In the Adriatic Sea off the coast of Croatia, the storms are less frequent and not as strong compared with the Pacific Ocean off Baja California. In addition, there are no natural predators in the Adriatic Sea. We incurred storm-related losses of $0.2 million in the six months ended December 31, 2011. We did not incur any storm losses in the six months ended December 31, 2012.

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

Based upon the criteria set forth in ASC 810, we have determined that we are the primary beneficiary in two VIEs, M.B. Lubin d.o.o. ("Lubin") in Croatia and Marpesca S.A. de C.V. ("Marpesca") in Mexico, as we absorb significant economics of the entities, have the power to direct the activities that are considered most significant to the entities, and provide financing to the entities. In addition, the entities do not have the total equity investment at risk sufficient to permit them to finance their activities without our support. As such, the VIEs have been consolidated within our consolidated financial statements. We were the primary beneficiary in one additional VIE, Kali Tuna Trgovina d.o.o. ("KTT"), prior to May 23, 2012 as discussed below. See Note 10 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional discussion regarding these entities.

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

Allowance for Doubtful Accounts
We record the substantial majority of our revenue by March 31 of each fiscal year. Our sales are typically large in size and small in number. As a result, our accounts receivable balance at June 30, our fiscal year end, is typically low. We review all invoices and will make a provision for the value of any amounts that in the view of the management are at risk. During the six months ended December 31, 2012 and 2011, we did not identify any doubtful accounts related to non-related party receivables. As of the date of this Quarterly Report on Form 10-Q, we have collected all amounts related to the six months ended December 31, 2012 and earlier sales to non-related parties. See discussion regarding related party receivables at Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
The total allowance for doubtful accounts related to non-related party receivables was nil on December 31, 2012 and December 31, 2011. See discussion regarding receivables due from a related party at Note 12 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations for the three most recent fiscal years.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our principal executive officer (or a person performing similar functions) and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, December 31, 2012. Our principal executive officer (or a person performing similar functions) and our principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2012.

Based on this evaluation, the officers concluded that, as of December 31, 2012, these disclosure controls and procedures were not effective as a result of an unremediated material weakness in our internal control over financial reporting, specifically related to accounting for deferred income taxes in international jurisdictions as of December 31, 2012, and safeguarding of assets, as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weakness is remediated.

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

Under the supervision of and with the participation of our management, including our principal executive officer (or a person performing similar functions) and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, management determined that due to a material weakness in the accounting for deferred income taxes and safeguarding of assets, our internal control over financial reporting were not effective as of December 31, 2012.

Deferred Income Taxes
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

Safeguarding of Assets and Misappropriations
The material weakness in safeguarding of assets and misappropriations was caused by ineffective controls relating to transactions entered into by senior employees and officers. Management has concluded that our policies and procedures failed to provide reasonable assurance regarding the prevention or timely detection of unauthorized use or disposition of our assets. Our process of supervising and reviewing the transactions at the corporate level were ineffective and jeopardized our cash and cash equivalents. Management is in the process of investigating these misappropriations, in the aggregate of up to $1.3 million, which were expensed in the Company's financial statements over the course of eight fiscal quarters, which management presently believes were against the Company's best interests.

Management has concluded that the principal factors contributing to the material weakness in safeguarding of assets and misappropriations were (a) ineffective and inefficient review practices by our internal personnel, particularly with respect to segregation of duties, (b) multiple bank accounts with multiple authorized signatories, and (c) access to corporate credit or debit card accounts with relatively high limits.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Deferred Income Taxes
Management has developed the following plan to remediate the material weakness related to accounting for deferred income taxes in international jurisdictions identified above:

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

Safeguarding of Assets and Misappropriations
Management has developed and implemented the following plan to remediate the material weakness related to safeguarding of assets and misappropriations identified above:

•	Dismissed persons identified as making transactions that management believes were against the Company's best interests;

•	Segregating duties more clearly to strengthen the internal controls structure;

•	Consolidating the number of corporate bank accounts, reviewed and revised authorized signatories, and adjusted corporate debit and credit card limits; and

•	Redesigning components of its internal control structure to allow for easily identifiable potential misappropriations or related corporate waste.

We anticipate the actions described above and the resulting improvements in controls will strengthen our internal control over financial reporting relating to safeguarding of assets and misappropriations, and will, over time, address the related material weakness that we identified. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

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

Item 1A. RISK FACTORS

We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K for the year ended June 30, 2012, as amended, Part I, Item 1A – "Risk Factors." Following are material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2012, as amended. Investors are encouraged to review the risk factors included in our Annual Report on Form 10-K for the year ended year ended June 30, 2012, as amended, in detail, as well as the risk factors below before making any investment in the Company’s securities.

Our management concluded that due the our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern.
Our unaudited financial statements for the three and six months ended December 31, 2012 were prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our management concluded that due to our need for additional capital, and the uncertainties surrounding our ability to raise such funding, substantial doubt exists as to our ability to continue as a going concern. We may be forced to sell our Bluefin Tuna inventory earlier in our extended-cycle farming process, reduce our operating expenses and raise additional funds to meet our working capital needs, principally through the additional sales of our securities or debt financings. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us. If our 2012-2013 harvest season is not successful, or if we are unable to raise sufficient additional capital or complete a strategic transaction, we may be unable to continue to fund our operations, grow our Bluefin Tuna biomass, or realize the value form our assets and discharge our liabilities in the normal course of business. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we become unable to continue as a going concern, we may have to liquidate our assets, and might realize significantly less than the values at which they are carried on our financial statements, and stockholders may lose all or part of their investment in our common stock.

We are in breach of certain loan covenants contained in the AMERRA Agreement. If we are unsuccessful in obtaining a waiver or amendment from AMERRA with respect to covenants breached, AMERRA may declare an event of default and accelerate our outstanding indebtedness under the agreement, which would impair our ability to continue to conduct our business and raises substantial doubt about our ability to continue as a going concern.
The AMERRA Agreement requires that we comply with certain financial and other covenants. At December 31, 2012, $30.0 million was due under the facility, with an additional $9.0 million due on March 31, 2013 under the term loan facility drawn down under the amendments to the credit agreement in August 2012 and October 2012. We did not pay the $30.0 million due at December 31, 2012 and have not paid this amount due as of the date of this report. As a result, AMERRA can declare us in default and accelerate our outstanding indebtedness under the agreement. Generally, if an event of default under the AMERRA Agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our other outstanding debt could become due. We are seeking and will continue to seek restructured loan terms from AMERRA. If we are not able to reach agreement with AMERRA as to restructured loan terms, or if we are unable to comply with the restructured loan terms, this could lead to a declaration of default and an acceleration of the outstanding debt under our debt agreements. Our failure to satisfy our covenants under our debt agreements, and any consequent acceleration and cross-acceleration of our outstanding indebtedness, would have a material adverse effect on our business operations, financial condition and liquidity and would raise substantial doubt about our ability to continue as a going concern.

We may incur significant costs and face other risks associated with our effort to attract a new chief executive officer.
On December 10, 2012, we announced the departure of our former chairman and chief executive officer. We may incur significant costs and management distraction to attract a new chief executive officer and we may be unable to appoint a new chief executive officer in a timely manner. When we appoint a new chief executive officer, we anticipate that we will experience a transition period before the new chief executive officer is fully integrated into his or her new roles. During the time we search for a new chief executive officer and the transition period after any such person is hired, we may experience a disruption to our customer relationships, employee morale and business. The departure of any of our senior executives could also have a significant impact on our business performance and our ability to execute our extended-cycle farming strategy, especially during the period prior to us hiring a new chief executive officer.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and our directors because two of our directors reside and substantially all of our assets are located outside the United States.
Two of our directors, James White and Mike Gault, reside outside the United States. As a result, effecting service of process on these directors may be difficult within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

At December 31, 2012, $30.0 million was due under our credit facility with AMERRA, with an additional $9.0 million due on March 31, 2012 under the term loan facility drawn down under the amendments to the credit agreement in August 2012 and October 2012. We did not pay the $30.0 million due at December 31, 2012 and the $9.0 million due at March 31, 2013, and have not paid these amounts due as of the date of this report. As a result, AMERRA can declare us in default and accelerate our outstanding indebtedness under the default provisions of the AMERRA Agreement. In addition, at December 31, 2012, we were not in compliance with financial covenants required under the AMERRA Agreement. Generally, if an event of default under any of our debt agreement occurs, then pursuant to cross default acceleration clauses, substantially all of our outstanding debt could become due. We are seeking and will continue to seek restructured loan terms from AMERRA. If we are not able to reach agreement with AMERRA as to restructured loan terms, or if we are unable to comply with the restructured loan terms, this could lead to a declaration of default and an acceleration of the outstanding debt under our debt agreements. Our failure to satisfy our covenants under our debt agreements, and any consequent acceleration and cross-acceleration of our outstanding indebtedness, would have a material adverse effect on our business operations, financial condition and liquidity and would raise substantial doubt about our ability to continue as a going concern. In addition, an event of default would also trigger an adjustment to our derivative warrant liability. See Item 1A – "Risk Factors" included elsewhere in this Quarterly Report on Form 10-Q for additional discussion.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1
Amendment No. 5 to Credit Agreement dated October 4, 2012 between Company and Baja Aqua Farms, S.A. de C.V., as borrowers, Amerra Capital Management, LLC, as administrative agent, and the lenders named therein (2)

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
_________________________________
*    Filed herewith.
**    Furnished herewith.
(1)    Incorporated by reference to the Company's Annual Report on Form 10-K filed on October 12, 2012, as amended.
(2)    Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 16, 2013	Umami Sustainable Seafood Inc.

/s/ Tim Fitzpatrick
Chief Financial Officer

/s/ Tim Fitzpatrick
Chief Financial Officer