Form 10-Q/A
period 2012-12-31
Umami Sustainable Seafood Inc.
filed 2013-04-17
CIK 1368765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q/A
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

The number of shares of common stock outstanding as of April 17, 2013 was 50,555,543.

EXPLANATORY NOTE
This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Umami Sustainable Seafood Inc. for the period ended December 31, 2012, filed on April 16, 2013 (the “Form 10-Q”). The purpose of this amendment is to correct Exhibits 31 and 32 to the Form 10-Q.  No other changes have been made to the Form 10-Q.

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

Date:	April 17, 2013	Umami Sustainable Seafood Inc.

/s/ Tim Fitzpatrick
Chief Financial Officer