Form 10-K/A
period 2012-06-30
Umami Sustainable Seafood Inc.
filed 2013-07-08
CIK 1368765

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

__________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2011: $25,005,000

The number of shares of the registrant’s common stock outstanding as of October 9, 2012 was 59,515,543.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2012 originally filed on October 12, 2012 (the “Original Filing”) by Umami Sustainable Seafood Inc., a Nevada corporation (“Umami,” the “Company,” “we,” or “us”). On October 30, 2012, we filed Amendment No. 1 to the Original 10-K (the “ First Amendment”) and on November 21, 2012, we filed Amendment No. 2 to the Original 10-K (the “Second Amendment”). We are filing this Amendment in response to a comment letter received from the Securities and Exchange Commission (“SEC”) to revise the disclosures in Item 1. Business, Item 1A. Risk Factors, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 13. Certain Relationships and Related Transactions and Director Independence, and Item 15. Exhibits, Financial Statement Schedules.

You should read this Amendment in conjunction with the Original 10-K, the First Amendment, the Second Amendment and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K. The Original 10-K has not been amended or updated to reflect events occurring after June 30, 2012, except as specifically set forth in the First Amendment, the Second Amendment and this Amendment.

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

Item 1. BUSINESS

Corporate Background

Umami Sustainable Seafood Inc. (including its subsidiaries unless the context indicates otherwise, "Umami," "the Company," "we," "us," and "our") fishes and farms for Atlantic and Pacific Bluefin Tuna. We have three direct subsidiaries, Bluefin Acquisition Group Inc. ("Bluefin"), Baja Aqua Farms, S.A. de C.V. ("Baja"), and Oceanic Enterprises, Inc. ("Oceanic"), and four indirect subsidiaries, Kali Tuna d.o.o. ("Kali Tuna"), Thynnus d.o.o. ("Thynnus"), Bepina Komerc d.o.o. ("Bepina") and Atún Oceano Pacifico S.A. de C.V. ("AOP"). In addition, based upon the criteria set forth in ASC 810, we have determined that we are the primary beneficiary in two VIEs, M.B. Lubin d.o.o. ("Lubin") in Croatia and Marpesca S.A. de C.V. ("Marpesca") in Mexico. We were the primary beneficiary in one additional VIE, Kali Tuna Trgovina d.o.o. ("KTT"), prior to May 23, 2012. See further discussion of our variable interest entities as discussed in Note 9 - Variable Interest Entities to our consolidated financial statements included elsewhere is this report.

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

On July 20, 2010, we acquired 33% of Baja and Oceanic, and on November 30, 2010, we acquired virtually all of the remaining shares of Baja and all of the shares of its related party Oceanic. We currently own 99.98% of Baja. See further discussion regarding the acquisition of Baja and Oceanic below at "- Acquisition of Baja Aqua Farms and Oceanic."

In August 2010, Lions Gate changed its name to Umami Sustainable Seafood Inc. The stock symbol on the OTC Bulletin Board was changed to UMAM on the same date.

Our corporate structure is as follows:

_________________________________

*	Marpesca's remaining 51% is owned by Baja's General Manager, Victor Manuel Guardado France. Mr. Guardado is our nominee for Mexican regulatory purposes, does not have decision-making authority and is not an executive officer or significant employee of Umami. Decision-making authority for Marpesca lies solely with Baja’s management, including specifically Mr. Sarmiento. See "Note 9 - Variable Interest Entities" for further discussion.
**	Thynnus d.o.o. is an inactive Croatian company.

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

We are a leading producer of farmed Bluefin Tuna. We have farming operations off the coast of Croatia in the Adriatic Sea and off the coast of Baja California, Mexico in the Pacific Ocean. Our existing farming concessions in Croatia enable us to hold 5,030 metric tons at our Croatian farm. We can add 1,972 metric tons of Bluefin Tuna to our Croatian farms each year, of which we can fish for and catch 133 metric tons based on our current allocation of the total annual ICCAT fishing quota by the Croatian Fishing Ministry for calendar 2012 (see further discussion at "- Regulation" below) and the remainder can be added through purchases of live Bluefin Tuna. Our Bluefin Tuna inventory of approximately 1,450 metric tons in Croatia as of June 30, 2012 represents just 29% of our holding allowance. We can add up to 2,720 metric tons of Bluefin Tuna to our Mexican farms each year. Our Bluefin Tuna inventory at June 30, 2012 was approximately 887 metric tons in Mexico. In Croatia and Mexico, there is no cap on the amount of biomass we have the right to export annually.

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

Industry Overview

Bluefin Tuna is commonly regarded as the highest quality and most desirable species for sushi and sashimi consumption, and has become the centerpiece of the upscale sushi and sashimi plate. However, Bluefin Tuna accounted for less than three percent of global tuna production in 2008.

1 Bluefin Tuna itself is comprised of three distinct species: Atlantic Bluefin Tuna ("ABT"), which are found in the Mediterranean Sea and the western and eastern Atlantic Ocean; Pacific Bluefin Tuna ("PBT"), which are found in the northern Pacific Ocean; and Southern Bluefin Tuna ("SBT"), which are found in the southern hemisphere waters of all of the world's oceans. Atlantic Bluefin Tuna are further comprised of two varieties, western Atlantic Bluefin Tuna and eastern Atlantic (including the Mediterranean) Bluefin Tuna. Each of the three Bluefin Tuna species has its own distinct geographic distribution, migratory patterns and sustainability profile.

The amount of each species of Bluefin Tuna caught in the wild has declined significantly since the 1960s, primarily due to overfishing and the introduction of catch quotas and other regulations. Bluefin Tuna catches declined from 143,200 metric tons in 1961 to 49,096 metric tons in 2010. 2 However, consumer demand for Bluefin Tuna has substantially exceeded available wild catch supply. In addition to Japan, which remains the principal market for Bluefin Tuna, other markets have emerged and grown, such as in China, Eastern Europe and the United States. This has resulted in overfishing that has significantly reduced the Bluefin Tuna population.

The Atlantic and Southern Bluefin Tuna species are the most critically affected by historical overfishing, leading to their classification as a threatened species by several Regional Fisheries Management Organizations ("RFMOs"). As a result, the annual total allowable catch ("TAC") of ABT and SBT that may be caught per year has been significantly reduced. For example, the TAC for eastern ABT has been reduced from 29,500 metric tons in 2007 to 12,900 metric tons for 2012. 3 The PBT is not yet in a low-TAC regime and the species is not nearly as affected as ABT. However there are current attempts to introduce a low-TAC regime for PBT, such as implementation of decreasing TACs and increasingly stringent controls on illegal fishing. Regulatory actions in support of sustainability applied to the PBT fishery should help prevent a descent into critical status like that of ABT in the Mediterranean.

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

1 Food and Agricultural Organization of the United Nations ("FAO"), Fisheries and Aquaculture Department. The data is available publicly via the FAO's Fishery Statistical Collections webpage at www.fao.org/fishery/statistics/tuna-catches/en.

2 Food and Agricultural Organization of the United Nations ("FAO"), Fisheries and Aquaculture Department. The data is available publicly via an online query on the FAO's website at www.fao.org/fishery/statistics/tuna-catches/en, "Global Tuna Nominal Catches."

3 International Seafood Sustainability Foundation, "ISSF Technical Report 2012-04, ISSF Stock Status Ratings - 2012, Status of the World Fisheries for Tuna," April 2012. The complete report is publicly available at www.iss-foundation.org/science/technical-reports.

Aquaculture Production

Source: FAO4

According to the FAO, total world fisheries production was estimated to be 154.0 million metric tons in 2011, of which 130.8 million metric tons was destined for human consumption. Aquaculture production was estimated to be 63.6 million metric tons, of which more than 86 percent was destined for human consumption, which means that aquaculture production represented nearly half of all fish consumed by humans in 2011. 5 This percentage is projected to increase to meet the anticipated increase in demand for seafood. In the same way that agriculture emerged in the last century to meet the demand for terrestrial animal proteins, aquaculture is poised to meet the increasing demand for sea-based proteins. In addition, sea-based aquaculture offers many benefits over agriculture, including the ability to farm without harmful fertilizers or the use of fresh water, which is critical in light of the impact many fertilizers have on the environment and the increasing strain on fresh water supplies globally.

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

4 FAO, "The State of World Fisheries and Aquaculture - 2012," 2012. The complete report is publicly available at www.fao.org/fishery/publications/en.

5 FAO, "The State of World Fisheries and Aquaculture - 2012," 2012. The complete report is publicly available at www.fao.org/fishery/publications/en.

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

Our Vessels and Fishing Periods. In Croatia, we use a combination of our fleet and contracted fishing vessels to catch Bluefin Tuna during May and June. In Mexico, we lease a fleet of purse seiners and tugboats for an 80-day period during the fishing season of May through August to catch Bluefin Tuna. These leased vessels are dry-leased, which means we provide all of the necessary equipment and personnel for Bluefin Tuna fishing. This provides us with the level of control we desire and allows us to take full advantage of our know-how, data, experience, expertise and developed skill sets. We also believe we can significantly lower our overall feed costs by purchasing sardine-fishing vessels for our Mexican operation, and we intend to purchase one or more of these vessels in fiscal 2013 to support this goal. We estimate that each of these sardine-fishing vessel acquisitions will require approximately $0.8 to $1.4 million until the purchase is consummated and the vessel reaches its ultimate destination, at which point we believe we will be able to mortgage the vessels or set up sale-leaseback arrangements and recover most of our initial cash outlay. Our current cash on hand and capital needs for the foreseeable future may not allow us to fund these acquisitions. Therefore, to fund these acquisitions, we may pursue joint ventures or debt or equity financing. Such funding may not be available on commercially reasonable terms or at all. Similarly, we may not be successful in mortgaging or entering into sale-leaseback arrangements with respect to any vessels we acquire on commercially reasonable terms or at all.

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

Strategic investments

We may seek to acquire stakes in tuna farming and fisheries with farming and/or fishing licenses in selected areas in countries with successful Bluefin Tuna farming history that will complement our existing operations. We have previously identified a number of potential targets but we have not yet entered into negotiations with any of them. We had preliminary discussions with certain potential acquisition targets, but those discussions have ceased. No acquisitions are probable for the foreseeable future. Any future acquisition will be subject to available financing, which could include cash on hand, the issuance of additional debt or equity, or alternative financing plans, such as refinancing or restructuring our debt, selling assets, or reducing or delaying capital investments.

Customers, Sales and Marketing

We sell virtually all of our Bluefin Tuna to a small number of Japanese customers. In fiscal 2011, sales to four customers, Atlantis Japan, Mitsubishi Corporation, Global Seafoods Co., LTD and Sirius Ocean Inc., accounted for 98.9% of our net revenue. In fiscal 2011, sales to Atlantis Japan accounted for 71.9% of our net revenue, sales to Mitsubishi accounted for 10.8%, sales to Global Seafoods accounted for 9.3% and sales to Sirius Ocean accounted for 6.9%. In fiscal 2012, sales to these four customers plus Daito Gyorui Co., Ltd. and Kykuyo Co., LTD accounted for 99.3% of our net revenues. In fiscal 2012, sales to Atlantis Japan accounted for 30.2% of our net revenue, sales to Mitsubishi accounted for 14.9%, sales to Global Seafoods accounted for 7.1%, sales to Sirius Ocean accounted for 19.5%, sales to Daito Gyorui accounted for 15.2% and sales to Kyokuyo accounted for 12.4% .We anticipate continuing to generate a significant percentage of our revenue from a small number of Japanese customers. See “Risk Factors - Risks Related to Our Business -We depend on a small number of customers for virtually all of our revenue.”

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

Competition

In general, the Bluefin Tuna trade market is intensely competitive and highly fragmented. Gaining market share in the Bluefin Tuna trade market is difficult because of regulatory matters involving increasing quota enforcement and more stringent licensing and registration requirements. We compete with various companies, many of which are producing products similar to ours. Our competitors in the Adriatic and Mediterranean that produce Bluefin Tuna are Fuentes e Hijos (Spain), Aquadem (Turkey), Azzopardi (Malta), Sagun (Turkey) and Balfego (Spain). In Mexico, we compete with Maricultura del Norte and Aquacultura Baja California. As of June 30, 2012, we held approximately 72% of the Bluefin Tuna farming concessions issued in Croatia, or 5,030 metric tons out of 6,980 issued in total. 6 Our future competitors may have competitive advantages, including but not limited to greater resources that can be devoted to the development of extended-cycle Bluefin Tuna farming and gaining market share, more established sales channels, greater aquaculture operational experience, and/or greater name recognition.

6 International Commission for the Conservation of Atlantic Tunas, ICCAT Record of BFT Farming Facilities webpage filtered for Croatia publicly available at www.iccat.int/en/ffb.asp.

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

In Croatia, we currently operate five farming sites with an aggregate input quota of 1,972 metric tons of new Bluefin Tuna per annum. Following is a detailed breakdown of our farming sites and the terms of our concessions in Croatia as of June 30, 2012, which are based on both new fish allowed to enter farms annually and total farm fish holding capacity:

Site	Annual New Fish Input Quota (in metric tons) (1)	Maximum Farming Capacity (in metric tons)	Surface (in m2)	Expiration Date	Renewal Process
Mrdjina Field B	674	1,240	160,000	February 28, 2026	Restricted public bid
Fulija (2)	-	500	120,000	December 23, 2018	Restricted public bid
Zverinac	314	1,500	140,000	December 14, 2026	Restricted public bid
Mrdjina Field A	100	230	30,000	February 28, 2026	Restricted public bid
Lavdara (3)	884	1,560	197,000	April 23, 2032	Restricted public bid
Total	1,972	5,030	647,000

_________________________________

(1)	Each input quota is based on historical records of the respective farm location. We believe the quotas can be re-allocated to other existing farms (to the extent it would not exceed the farm's maximum farming capacity) or to any new farming site, although any change to the terms of the permit (including the farming quotas) are subject to approval.
(2)	Fulija's annual new fish input quota is combined with Mrdjina Field B.
(3)	Our award of the Lavdara concession requires a minimum utilization of twenty-four cages by April 2013. We plan to move currently unused cages to this location to meet this requirement once our Fiscal 2012-2013 harvest has been completed.

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

Our harvesting season straddles more than one quarter. As a result, the timing of the recognition of sometimes significant amounts of revenue from one quarter to another can be a function of unpredictable factors, such as the timing of when our customers arrive at our farms to purchase our Bluefin Tuna. Consequently, our results of operations for any particular quarter may not be indicative of results of operations for future quarterly periods, which make it difficult to forecast our results for an entire year. This variability may cause volatility in the market price of our shares. In addition, the seasonality and variability of our business means that at certain times of the year our cash receipts are significantly higher than at other times. Consequently, given that we are required to make regular interest payments to debt holders, there is a risk that we will experience cash shortages. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Fiscal Year.”

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

Although we have not historically done so, we may, from time to time, seek to reduce the effect of exchange rate fluctuations on our operating results by purchasing derivative instruments such as foreign exchange forward contracts to cover our intercompany indebtedness or outstanding receivables. However, we may not be able to purchase contracts to insulate ourselves adequately from foreign currency exchange risks. In addition, any such contracts may not perform effectively as a hedging mechanism. See “Management's Discussion and Analysis of Financial Conditions and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk.”

Our indebtedness could adversely affect our operations, including our ability to perform our obligations, fund working capital and pay dividends.

As of June 30, 2012, we had approximately $42.3 million of borrowings and $21.9 million of available borrowings. We may also be able to incur substantial additional indebtedness.

Our indebtedness could have important consequences to our operations, including the following:\

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

It may be difficult to effect service of process and enforcement of legal judgments upon our company, our officers and directors because one of our executive officers and several of our directors reside and substantially all of our assets are located outside the United States.

One of our executive officers and three of our directors, Oli Valur Steindorsson, James White and Mike Gault, reside outside the United States. As a result, effecting service of process on our executive officers and directors may be difficult within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

Adverse litigation results could affect our business.

We are subject to various legal proceedings. Litigation can be lengthy, expensive and disruptive to our operations, and results cannot be predicted with certainty. An adverse decision could result in monetary damages or injunctive relief that could affect our business, operating results or financial condition. Additional information regarding certain of the lawsuits we are involved in is discussed under “Business - Legal Proceedings.”

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

PART II

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

	Year Ended June 30,
	2012	2011
Beginning biomass	3,418	1,720
Acquired in Baja acquisition	-	3,080
Growth, net of mortality	1,497	1,413
Caught	1,201	133
Purchased for farming	-	150
Storm losses	(19)	(227)
Biomass sales	(3,760)	(2,851)
Ending	2,337	3,418

Net biomass added from operations during year	2,679	1,469

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

The following table is a summary of non-GAAP net income attributable to Umami stockholders. Non-GAAP net income has been adjusted to eliminate the effect of the fair value purchase price adjustment on the Baja inventory on the net income attributable to Umami stockholders for the years ended June 30, 2012 and 2011:

	Year Ended June 30,
	2012	2011
Net income attributable to Umami Stockholders	$14,797	$1,035
Plus estimated cost of goods sold in excess of catch and farming costs	2,238	9,838
Eliminate bargain purchase on business combination	-	(7,068)
Estimated non-GAAP net income attributable to Umami stockholders using estimated catch and farming costs	$17,035	$3,805

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

Components of Revenue and Expenses

Net Revenue

We derive virtually all of our revenue from Bluefin Tuna sales. We recognize revenue when tuna inventory is delivered and we have transferred to the buyer the significant risks and rewards of ownership. The delivery occurs either at our sites in Croatia or Mexico when loaded into a freezer vessel or container or at an auction house in Japan. We are responsible for shipping and handling costs, up to the point of sale. We include shipping and handling costs in cost of goods sold. We do not incur any post sale obligations. See “- Critical Accounting Policies.”

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

	Year Ended June 30,
	2012		2011
	$	%	$	%
Revenue, net	$97,433	100.0%	$57,049	100%
Cost of goods sold	(50,401)	51.7	(43,227)	75.8
Gross profit	47,032	48.3	13,822	24.2

Selling cost	(1,188)	1.2	(1,104)	1.9
General and administrative expense	(13,943)	14.3	(9,523)	16.7
Total selling, general and administrative expense	(15,131)	15.5	(10,627)	18.6

Research and development expense	(261)	0.3	(600)	1.1
Other operating income (expense), net	(7)	-	360	0.6
Operating income	31,633	32.5	2,955	5.2
Gain (loss) from foreign currency transactions and remeasurements	171	(0.2)	(1,321)	2.3
Gain on disposal of assets	20	-	5	-
Gain (loss) on derivative stock warrants	845	(0.9)	(299)	0.5
Income from investment in unconsolidated affiliates	-	-	601	1.1
Bargain purchase on business combinations	-	-	7,068	12.4
Interest expense, net	(6,657)	6.8	(6,433)	11.3
Income before provision for income taxes	26,012	26.7	2,576	4.5
Income tax provision	(12,396)	12.7	(2,308)	4.0
Net income	$13,616	14.0	$268	0.5

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

A summary of our interest expense for the years ended June 30, 2012 and 2011 is as follows (in thousands):

	Year Ended June 30,
	2012	2011
Interest paid to banks	$1,706	$1,431
Interest related to Atlantis and Aurora	804	1,556
Interest paid to private investors (including amortization of original issue discounts)	2,093	1,644
Amortization of transactional costs of loans	1,264	718
Amortization of equity participation costs related to private investors and placement agents	995	1,079
Less interest income	(205)	-
Total interest expense, net	$6,657	$6,428

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

Credit Agreements and Borrowings

As noted above, due to the seasonality of our business, we have been reliant on short-term bridge loans as a source of cash to fund our operations and cover temporary cash needs during the non-harvesting season (April to September). Our borrowings were comprised as follows as of June 30, 2012 and June 30, 2011 (borrowings in thousands):

	Borrowing Party	Facility	Interest Rate	Effective rate at June 30, 2012	June 30, 2012	June 30, 2011
Non-related party borrowings:
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 29,240	4.4% floating *	5.74%	$4,826	$5,708
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 30,000	4.4% floating *	5.65%	4,952	5,856
Erste&Steiermaerkische bank d.d.	Kali Tuna	JPY 180,000	3M JPY LIBOR+6.5%	n/a	-	2,219
Erste&Steiermaerkische bank d.d.	Kali Tuna	HRK 80,000	40% at HBOR 2.8% + 60% at 3%+floating T-Bill	5.62%	13,205	-
Erste&Steiermaerkische bank d.d.	Lubin	EUR 550	3M EURIBOR+5%	6.04%	603	792
Volksbank d.d.	Kali Tuna	HRK 10,000	40% at HBOR 3.8% + 60% at 5.9%	n/a	-	1,627
Privredna banka Zagreb d.d.	Kali Tuna	EUR 2,505	3M EURIBOR+4.75%	5.68%	2,371	3,593
Bancomer	Baja	MXN 50,000	TIEE + 4.5%	n/a	-	4,223
Bancomer	Baja	MXN 46,878	TIEE + 5.0%	9.77%	3,487	-
Amerra Capital Management, LLC	Umami	USD 30,000	9%+1YR LIBOR + 11.75% 1YR LIBOR	11.41%	13,315	-
UTA Capital LLC	Umami	USD 3,125	9%	n/a	-	3,387
Private investors	Umami	USD 5,624	Nil	n/a	-	2,000
Total obligations under capital leases					14	37
Less: Debt Discount					(513)	(1,007)
Total non-related party borrowings					$42,260	$28,435

Related party borrowings:
Atlantis Co., Ltd.	Umami	USD 15,000	1%/month	n/a	$-	$4,274
Aurora Investments ehf	Umami	USD 8,000	1%/month	n/a	-	5,313
Total related party borrowings					$-	$9,587

Total borrowings					$42,260	$38,022

Classification of borrowings:
Short-term borrowings, non-related party					$27,528	$24,002
Short-term borrowing, related party					-	7,587
Long-term debt, non-related party					14,732	4,433
Long-term debt, related party					-	2,000
Total borrowings					$42,260	$38,022

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

Related Party Loans - Atlantis and Aurora:

At June 30, 2011, we owed Atlantis and Aurora a total of $9.6 million in notes payable. On July 7, 2011, we entered into a credit facility with Atlantis that provided for a line of credit of up to $15.0 million. This amount included funds utilized for the refinance of the $4.0 million of the notes payable due to Atlantis on June 30, 2011. New funds available under the credit line totaled $10.7 million (after deduction of fees and expenses). Principal amounts drawn under the credit line bore interest at the rate of 1.0% per month based on the average amount outstanding payable monthly, and required payment of a 1.25% fee related to the advances. During the year ended June 30, 2012, we borrowed an additional $1.3 million from Atlantis, repaid $2.7 million to Atlantis and paid $3.0 million to others on Atlantis' behalf. Also, we issued warrants to acquire 258,948 shares of our common stock at an exercise price of $3.00 per share in connection with amounts borrowed from Atlantis. The notes and accrued interest totaling $5.4 million were due and payable on March 31, 2012. In addition, we owed Atlantis Japan $0.9 million in commissions at March 31, 2012. However, the parties agreed to offset these amounts totaling $6.3 million against receivables owed to us by Atlantis Japan effective March 31, 2012. See further discussion at Note 11 - Related Parties elsewhere in this report.

Material Covenants or Operating Restrictions

The terms of the AMERRA Agreement prohibit us from paying cash dividends and making certain other restricted payments, and also prohibit certain transactions with affiliates, without AMERRA's prior written consent. In addition, we and our subsidiaries are limited by the AMERRA facility in our and their ability to incur additional indebtedness and to issue future liens against assets and we and they may not enter into or permit agreements restricting the ability to create liens, or preventing a subsidiary from paying dividends. Finally, we and Baja must also maintain specified financial ratios and working capital requirements, as provided in the AMERRA credit agreement. Under the Atlantis credit facility, a change in control transaction or asset sale can permit Atlantis to cancel the facility and declare all outstanding amounts due and payable. For additional restrictions and material covenants related to our subsidiaries' credit facilities, see Note 8 and "-Sources of Liquidity" below.

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

We historically have relied on cash proceeds collected from our tuna sales along with bank borrowings and other capital resources to fund our operations. Our operating plan contemplates expanding our extended-cycle farming by retaining biomass at the end of each harvest for up to three years. Accordingly, we need to continue feeding our Bluefin Tuna and maintaining our farming operations year-round, which results in year-round expenses that are not matched by our highly seasonal revenue. We also have year-round general and administrative costs and interest expense that must be funded. See “- Liquidity and Capital Resources” elsewhere in this report.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in recent years.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

OUR EXECUTIVE OFFICERS

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board of Directors”) of Umami. The names of our current executive officers and significant employees, their ages as of October 29, 2012 and their positions with the Company are set forth below, followed by certain other information about them:

Name	Age	Position
Oli Valur Steindorsson	38	Chairman, President and Chief Executive Officer
Timothy P. Fitzpatrick	45	Chief Financial Officer
Benito Sarmiento	51	Chief Executive Officer of Baja Aqua Farms, S.A. de C.V.
Miro Mirkovic	51	Director of Kali Tuna, d.o.o.

Executive Officers

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

Significant Employees

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

Mr. Steindorsson, our Chairman, President and Chief Executive Officer, and Mr. Fitzpatrick, our Chief Financial Officer, currently devote approximately 80% of their working time, or approximately 50 hours per week, to Umami and its subsidiaries. Other than Mssrs. Steindorsson and Fitzpatrick, each member of management currently devotes 100% of his working time to Umami and its subsidiaries.

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

The exhibits listed in the exhibit index of the Original Filing, the First Amendment, the Second Amendment and the exhibits listed in the exhibit index of this Amendment No. 3 to the Annual Report on Form 10-K are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 3 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of July, 2013.

UMAMI SUSTAINABLE SEAFOOD INC.

By: /s/ Tim Fitzpatrick
Tim Fitzpatrick
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Amendment No. 3 to the Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.7*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 28, 2013.

* Filed herewith.