Form 10-K/A
Umami Sustainable Seafood Inc.
filed 2013-07-08
CIK 1368765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 4)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

 EXPLANATORY NOTE

This Amendment No. 4 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2011 originally filed on November 14, 2011 (the “Original 10-K”) by Umami Sustainable Seafood Inc., a Nevada corporation (“Umami,” the “Company,” “we,” or “us”). On November 14, 2011, we filed both Amendment No. 1 to the Original 10-K (the “ First Amendment”) and Amendment No. 2 to the Original 10-K (the “Second Amendment”) and on November 13, 2012, we filed Amendment No. 3 to the Original 10-K (the “Third Amendment”). We are filing this Amendment in response to a comment letter received from the Securities and Exchange Commission (“SEC”) to revise the disclosures in Item 1. Business, Item 1A. Risk Factors, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 10. Directors, Executive Officers and Corporate Governance, Item 11. Executive Compensation, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, Item 13. Certain Relationships and Related Transactions and Director Independence and Item 15. Exhibits, Financial Statement Schedules.

You should read this Amendment in conjunction with the Original 10-K, the First Amendment, the Second Amendment, the Third Amendment and the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K. The Original 10-K has not been amended or updated to reflect events occurring after November 14, 2011, except as specifically set forth in the First Amendment, the Second Amendment, the Third Amendment and this Amendment.

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

A study covering the year in 2008, entitled “Blue Frontiers: Managing the Costs of Aquaculture,” and published in 2011 by the WorldFish Center (“WFC”) in Penang, Malaysia, using data from FAO FishStat, shows the growth continuing unabated. In 2009, world fisheries production was 145.1 million metric tons. According to WFC, worldwide aquaculture production grew at an average annual rate of 8.4% from 1970 to 2008, which means that the growth in aquaculture has ‘significantly outpaced growth in world population.’2

Global aquaculture accounted for 6% of the fish available for human consumption in 1970.  In 2009, assuming that all fish grown by global aquaculture is allocated to fish available for human consumption, global aquaculture accounted for 46.8% of the fish available for human consumption according to the WFC.3 The FAO report also describes that over half of the global aquaculture in 2008 was freshwater fin-fish.  Based on the FAO’s projections, it is estimated that in order to maintain the current level of per capita consumption, global aquaculture production will need to reach in excess of 80 million metric tons of fish by 2050.  WFC’s projections are even more aggressive.  WFC estimates world aquaculture production to rise to 75 million tons by 2020, and to 95 million tons by 2030.

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

Tuna and tuna-like species are of great economic importance and represent a significant source of food. They include approximately forty species occurring in the Atlantic, Indian and Pacific Oceans and in the Mediterranean Sea. According to the FAO, their global production has increased from less than 0.6 million metric tons in 1950 to 6.5 million metric tons in 2009.6 Seven principal market species made up 4.4 million tons of the whole in 2009, with Bluefin tuna totaling 58,944 metric tons, or 1.3% of the global production of tuna.7

The so-called principal market tuna species are the most economically important among the tuna and tuna-like species.  They are landed in numerous locations around the world, traded on a nearly global scale and also processed and consumed in many locations worldwide.  According to the FAO, in 2007, their catch was approximately four million tons, which represents about 65% of the total catch of all tuna and tuna-like species. Most catches of the principal market tuna species are taken from the Pacific (69.0% of the total catch of principal market tuna species in 2007), with the Indian Ocean contributing much more (21.7% in 2007) than the Atlantic and the Mediterranean Sea (9.5% in 2007).8

Approximate contributions of individual principal market tuna species to the 2008 total catch is given below.

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

1 The complete report may be found at http://www.iattc.org/PDFFiles2/FisheryStatusReports/FisheryStatusReport8ENG.pdf.

2 Ibid. at page 94.

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

Our Principal Competitive Strengths

We believe that we have the following competitive strengths:

We have the most seasoned operations in our geographic areas ..  Kali Tuna was the first commercial tuna farm in the Mediterranean and Adriatic areas.  The farm was built by people who had previously been leaders in the tuna farming business in Port Lincoln, Australia.  All farm operations were set up according to the high standards used in Australia.  Most of the key crew members have been with Kali Tuna from inception.  Baja was also founded by people who had previously been providers of feed and buyers in the tuna farming business in Australia. Many of the key crew members have been with Baja since its early years.

We have strong personal relationships within our target market ..  Following the acquisition of Kali Tuna by Atlantis Group in 2005, and our acquisition of Baja in 2010, both Kali Tuna and Baja were able to enhance their already considerable reputation in the Japanese fish market as a result of strong personal relationships between Atlantis executives and Japanese market leaders.  Japanese business is generally built on personal trust, extensive knowledge regarding product quality assurance and a high level of expertise.  Oli Steindorsson, our Chairman, CEO and President and a director of Atlantis, is fluent in Japanese and has spent extended periods of time residing in that country.  This has allowed us to capitalize on his experience, together with the team at Atlantis’ Japanese subsidiary, and further solidify our position as a trusted source of high quality fish products.

We have a unique farming cycle .  Following the catch of fish, they are transferred into cages where they are fed and nurtured for up to three and one-half years.  As a result, our output is less impacted by quota reductions and each wild caught fish (between 10-120 kilograms) can be leveraged by a factor of up to 10 times given livestock gains over the period.  Most of our competitors have shorter farming cycles (up to six months) or they practice “catch and kill”.

Full traceability. We also have full traceability on each of the tuna caught and the tuna feed, which means that every batch of tuna and feed brought in may be tracked from the area where it was caught, when it was caught, to the boat catching it and to any other intermediaries until its delivery to the farm sites.

We operate in unique farming environments .   There are no predators, such as sea otters, sea lions or sharks, in Adriatic waters that might attack the fish in captivity.  In the Pacific, where there are natural predators, we build the cages to keep the predators out.  The waters where the farming sites are located are pristine with few cases of red or blue tide caused by the damaging build-up of algae.  There is no industrial production nearby either area and there is exceptionally clean water in both places. With the islands surrounding the farm sites, they are sheltered naturally against most storms.  In addition, the salt and oxygen levels and the water temperature offer a good combination of conditions for sustainable growth of our tuna.

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

We have historically leased vessels for our fishing operations in Mexico for a ten-week period during the fishing season of May through August and have been required to select the lease period well in advance of the fishing season. We believe we can significantly lower our overall feed costs by purchasing sardine-fishing vessels for our Mexican operations. We estimate that each sardine-fishing vessel acquisition would require approximately $0.8 to $1.4 million until the purchase is consummated and the vessel reaches its ultimate destination. At that point, we believe we would be able to mortgage the vessels or set up sale-leaseback arrangements and recover most of our initial cash outlay. Our current cash on hand and capital needs for the foreseeable future may not allow us to fund these acquisitions. Therefore, to fund these acquisitions, we may pursue joint ventures or debt or equity financing. Such funding may not be available on commercially reasonable terms or at all. Similarly, we may not be successful in mortgaging or entering into sale-leaseback arrangements with respect to any vessels we acquire on commercially reasonable terms or at all.

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

Our competitors in the Adriatic and Mediterranean that produce Bluefin Tuna are Fuentes e Hijos (Spain), Aquadem (Turkey), Azzopardi (Malta), Sagun (Turkey) and Balfego (Spain).  According to a report issued by ICCAT, Kali Tuna has the largest output in the area based on output licenses granted to individual companies.11  As of March 30, 2011, we held approximately 72% of all Bluefin Tuna production licenses issued in Croatia, or 5,030 metric tons out of 6,980 issued in total.  We are aware of competitors in the Mexican region that produce Bluefin Tuna, including Maricultura del Norte (Mexico).  Baja Aqua Farms occupies 60 cages out of less than a total of 100 cages in the area of its operation.

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

11 The report may be viewed at

http://iccat.org/en/ffbres.aspcajaFlag=checkbox&cajaFFBName=checkbox&cajaOwna=checkbox&cajaOwad=
checkbox&cajaReg=checkbox&cajaOpna=checkbox&cajaOpad=checkbox&selectOrder=1&selectOrder2=6&selectInterval=-1&Submit=Search

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

_________________________________________________

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

Prior to June 30, 2010, we were a shell company known as Lions Gate. On June 30, 2010, Lions Gate and Atlantis completed a transaction in which Lions Gate purchased from Atlantis all of the issued and outstanding shares of its wholly-owned subsidiary, Bluefin, in consideration for the issuance to Atlantis of 30.0 million shares of Lions Gate common stock, resulting in a change of control of Lions Gate. As a result of this transaction, Kali Tuna, a wholly-owned subsidiary of Bluefin and indirect subsidiary of Atlantis, became our indirect wholly-owned subsidiary. This transaction was accounted for as a recapitalization effected by a reverse merger, with Bluefin and Kali Tuna considered the acquirer for accounting and financial reporting purposes. In August 2010, we changed our name to Umami Sustainable Seafood Inc. ( “ Umami ” ).

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

	Year Ended June 30,
	2011	2010
Beginning biomass	1,720	1,315
Acquired in Baja acquisitiony	3,080	—
Growth, net of mortality	1,413	765
Caught(1)	133	159
Purchased for farming	150	405
Storm losses	(227)	—
Biomass sales	(2,851)	(924)
Ending	3,418	1,720

Net biomass added from operations during year	1,469	1,329

_____________________________________________

(1)	Amounts represent Kali Tuna only for the years shown. Baja’s fishing season generally is completed in the quarter ending September 30. Baja caught 1,069 metric tons of Bluefin Tuna in the fishing season which ended September 2011 (this represents the total catch for the 2011 fishing season in Mexico).

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

Foreign Currency Gains and Losses

In the year ended June 30, 2011 losses due to foreign currency transactions and re-measurements were $1.3 million compared to $1.7 million in the same period of the prior year.  The losses in the year ended June 30, 2011 were primarily related to losses on re-measurements at Baja and in the year ended June 30, 2010 the losses were primarily related to losses on Japanese Yen ( “ JPY ” ) denominated liabilities at Kali Tuna.

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

For the year ended June 30, 2011 the non-controlling interest loss in Kali Tuna Trgovina d.o.o. and the joint venture with Bluefin Tuna Hellas A. E. (the “ BTH Joint Venture ” ) was $0.1 million compared with $0.3 million for the year ended June 30, 2010.  The BTH Joint Venture was terminated during the year ended June 30, 2011.

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

Erste & Steiermaerkische Bank Loans

On October 30, 2007, Kali Tuna entered into a framework credit agreement with Erste & Steiermaerkische bank d.d. (“Erste & Steiermaerkische”), which was renewed on January 21, 2008. The framework agreements provided for a secured credit facility consisting of three revolving credit lines: (i) a credit line of HRK 29.2 million, granted under the short term revolving credit agreement dated November 12, 2007, payable successively or at once on February 15, 2012, with a variable interest rate of 5.0%; (ii) a credit line of HRK 30.0 million granted under the short term revolving credit agreement dated June 6, 2008, payable successively or at once on March 15, 2012, with a variable interest rate of 5.0%; and (iii) a credit line of JPY 180.0 million, payable successively or at once on March 1, 2012, with a variable interest rate of 3-month LIBOR + 6.5%. The funds were to be used for preparation of goods for export and other export purposes. The first two of the mentioned agreements were executed as part of the program of the Croatian Bank for Reconstruction and Development for advancement of export, which included a subsidized interest rate, and were each renewed for one additional year.

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

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OUR EXECUTIVE OFFICERS

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board of Directors”) of Umami. The names of our current executive officers and significant employees, their ages as of November 14, 2011 and their positions with the Company are set forth below, followed by certain other information about them:

Name	Age	Position
Oli Valur Steindorsson	37	Chairman, President and Chief Executive Officer
Daniel Zang	57	Chief Financial Officer and Secretary
Vilhelm Gudmundsson	39	Chief Executive Officer of Oceanic Enterprises Inc.
Miro Mirkovic	51	Director of Kali Tuna d.o.o.
Benito Sarmiento	50	Director of Kali Tuna, d.o.o.

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

Significant Employees

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

There are no family relationships among any of the directors.

Executive officers serve at the pleasure of our Board of Directors. There are no arrangements or understandings between any officer and any other person pursuant to which such executive officer was or is to be selected as an executive officer. There are no family relationships between any executive officer, director or person nominated by us to become a director or executive officer.

OUR DIRECTORS

Our Board of Directors currently consists of five directors. The names of our directors, their ages as of November 14, 2011 and their positions with the Company are set forth below, followed by certain other information about them:

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

Item 11.  EXECUTIVE COMPENSATION

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Oli Valur Steindorsson	2011	250,000		—	—	—		250,000
President and Chief Executive Officer	2010	129,194	(2)	—	261,600	—		390,794

Dan Zang	2011	177,500		30,000	—	—		207,500
Chief Financial Officer	2010	77,320	(3)	—	98,100	—		175,420

Vilhelm Gudmundsson	2011	139,068		—	—	7,322	(4)	146,390
Chief Executive Officer of Oceanic Enterprises, Inc.

(1)	The amounts reported in the “Option Awards” column of the table above for each fiscal year reflect the fair value on the grant date of the option awards granted to the named executive officers during the fiscal year. These values have been determined under generally accepted accounting principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts reported above, please see the discussion of equity awards contained in Note (Stock Options and Warrants) to our consolidated financial statements, included elsewhere in this report.
(2)	This amount consists of compensation paid by Kali Tuna and represents 678,810 Croatian Kunas using an average conversion rate of 5.262 Kunas to the U.S. Dollar for the twelve-month period ended June 30, 2010.
(3)	Consists of consulting fees paid by Lions Gate Lighting Corp. to Mr. Zang from January 18, 2010 through June 30, 2010 prior to his commencing employment with us..
(4)	Consists of a company-paid automobile allowance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)	Number of Shares or Units of Stock that have not Vested (#) (g)
Oli Valur Steindorsson President and CEO	800,000	$1.00	July 1, 2015	533,334
Dan Zang Chief Financial Officer	300,000	$1.00	July 1, 2015	200,000

(1)	In accordance with the rules and regulations of the Securities and Exchange Commission, the table omits columns that are not applicable.
(2)	No person other than those listed in this table have been granted options.

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

(iii)        the employee’s repeated abuse of alcohol, drugs or other substances as determined by an independent medical physician; or

Each agreement provides that in the event of termination as a result of a change of control (as defined in the agreement), we will be required to pay the employee two times his annual salary. In addition, all unvested options granted under the agreement will vest immediately.

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

_______________________

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

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the Original Filing, the First Amendment, the Second Amendment, the Third Amendment and the exhibits listed in the exhibit index of this Amendment No. 4 to the Annual Report on Form 10-K are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 4 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of July, 2013.

UMAMI SUSTAINABLE SEAFOOD INC.

By:	/s/ Tim Fitzpatrick
Tim Fitzpatrick
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Amendment No. 4 to the Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.8*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 28, 2013.

* Filed herewith.